Form 10-Q
period 2020-11-30
Enigma MPC
filed 2021-01-20
CIK 1816114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2020

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 000-56202

Enigma MPC, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1781492
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

186 Museum Way,
San Francisco, California 94114

(Address of principal executive offices)

585-233-1118

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,195,652 shares of common stock as of January 18, 2021.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Quarterly Report Form 10-Q, or the Quarterly Report, are as follows:

ENIGMA MPC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in Thousands, except share and per share data)

	November 30,	February 29,
	2020	2020
		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$15,606	$10,450
Restricted Cash	-	19
Digital Assets (Note 3)	8,051	10,540
Loan to Related Party (Note 4)	-	368
Other Current Assets	1,298	2,969
Total Current Assets	24,955	24,346

Non-Current Assets:
Property and Equipment, net	3	73
Total Non-Current Assets	3	73

TOTAL ASSETS	24,958	24,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payables	$171	$409
Other Accounts Liabilities	2,583	1,100
ENG Token Liability (Note 1B)	24,858	24,858
Total Current Liabilities	27,612	26,367

STOCKHOLDERS’ STOCKHOLDERS’ DEFICIT:

Common Stock of $0.0001 par value per share; 10,000,000 shares authorized at February 29, 2020 and November 30, 2020; 3,714,085 and 3,195,652 shares issued and outstanding at February 29, 2020 and November 30, 2020	*	*
Treasury Stock	(1,000)	-
Retained Earnings	(1,654)	(1,948)
Total Stockholders’ Deficit	(2,654)	(1,948)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$24,958	$24,419

(*)	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENIGMA MPC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars in Thousands, except share and per share data)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Revenue	$76	$429	$-	$42

Operating Expenses:
Research and Development	$3,553	$2,283	$1,362	$751
General Marketing and Administrative	765	1,373	152	393
Impairment of Digital Assets	(153)	-	(72)	208
Total Operating Expenses	$4,165	$3,656	$1,442	$1,352

Loss from Operations	(4,089)	(3,227)	(1,442)	(1,310)

Realized Gain on Sale of Digital Assets	4,406	911	2,342	440
Financial Income, Net	(5)	171	(44)	104
Income (loss) before Taxes on Income	312	(2,145)	856	(766)
Taxes on Income	(18)	(11)	3	10

Net Income (Loss) Attributable to Common Stockholders	$294	$(2,156)	$859	$(756)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENIGMA MPC INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(U.S. Dollars in Thousands, except share and per share data)

	Year Ended February 29, 2020
	Common Stock		Retained	Total Stockholders’
	Number	Amount	Earning	Equity
Balance as of March 1, 2019	3,714,085	*	2,671	2,671
Net Loss	-	-	(4,619)	(4,619)
Balance as of February 29, 2020	3,714,085	*	(1,948)	(1,948)

	Nine Months Ended November 30, 2020
	Common Stock		Accumulated	Treasury	Total Stockholders’ Equity
	Number	Amount	Deficit	Stocks	(Deficit)
Balance as of March 1, 2020	3,714,085	*	(1,948)	-	(1,948)
Net Income (unaudited)	-	-	294		294
Treasury Stocks (unaudited)	(518,433)			(1,000)	(1,000)
Balance at November 30, 2020 (unaudited)	3,195,652	*	(1,654)	(1,000)	(2,654)

	Nine Months Ended November 30, 2019
	Common Stock		Accumulated	Treasury	Total Stockholders’
	Number	Amount	Deficit	Stocks	Equity
Balance as of March 1, 2019	3,714,085	*	2,671	-	2,671
Net Loss (unaudited)	-	-	(2,156)	-	(2,156)
Balance at November 30, 2019 (unaudited)	3,714,085	*	515	-	515

(*)	Represents an amount lower than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENIGMA MPC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in Thousands)

	Nine Months	Nine Months
	November 30, 2020	November 30, 2019
	(unaudited)
Cash Flows from Operating Activities:
Net Loss	$294	$(2,156)
Depreciation	18	19
Impairment of Digital Assets	(153)	-
Gain on Sale of Digital Assets	(4,406)	(911)
Loss on Sale of Property and Equipment	7
Changes in Assets and Liabilities:

Other Current Assets	1,371	(350)
Accounts Payables	(238)	(106)
Other Accounts Liabilities	1,375	17
Net Cash used in Operating Activities	(1,732)	(3,487)
Cash Flow from Investing Activities:
Proceeds from Sale of Digital Assets	7,426	1,622
Redemption of Loan to a Related Party	295	-
Proceeds from Withdraw of Short-Term Deposits	19	-
Proceeds from sale of Property and Equipment	45	-
Net Cash provided by Investing Activities	7,785	1,622
Cash Flow from Financing Activities:
Forfeiture Settlement with a Stockholder	(1,000)	-
Government Loan Program	103	-
Net Cash provided by Financing Activities	(897)	-
Increase (Decrease) in Cash & Cash Equivalents	5,156	(1,865)
Cash and Cash Equivalents at the Beginning of the Period	10,450	14,402
Cash and Cash Equivalents at the End of the Period	$15,606	$12,537
Supplemental Disclosures of Non-Cash Operating Activities:
Receipt of Digital assets for loan to related party	$73	$-
Receipt of Digital assets for account receivable	$300	$-
Supplemental Disclosures of Cash Flow Information:
Cash Received for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENIGMA MPC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

A.	General

Enigma MPC Inc., (the “Company” or “Enigma”) was incorporated in Delaware, USA with the goal of changing and improving the way that data is shared, aggregated and monetized through the use of privacy preserving computation technologies. The Company’s business is to facilitate global adoption and usage of decentralized technologies.

In order to raise money to fund the development of Catalyst and the Enigma Data Marketplace (Catalyst and Enigma Data Marketplace together – the “Enigma Network”), the Company sold digital tokens (“ENG Tokens”) in an initial coin offering (“ICO”) through its wholly owned subsidiary in the Cayman Islands, Enigma ENG International Ltd., (the “Cayman Subsidiary”), which was incorporated in 2017. From June to September 11, 2017, the Company sold approximately 75 million ENG Tokens in exchange for Bitcoin or Ether in two phases. In the first phase, $48 million ENG Tokens were sold pursuant to Simple Agreements for Future Tokens (“SAFT”) for aggregate proceeds of approximately $25 million. These ENG Tokens were sold at an approximate 10% discount relative to the ENG Tokens sold in the second phase. In the second phase, on September 11, 2017, the Company conducted a one-day crowd sale and sold 27 million ENG Tokens at a price of $0.60 per token, for aggregate proceeds of approximately $17 million. The total gross proceeds received from the ICO were approximately $42 million. The ENG Tokens were delivered to the purchasers in October 2017.

In addition to the Cayman Subsidiary, the Company has a wholly owned Israeli subsidiary, Enigma Lab Ltd. (the “Israeli Subsidiary”), which was incorporated in January 2018.

At the time of the ICO, the Company’s goals were for ENG Tokens to serve as a way to incentivize and monetize data curation on the Enigma Network.

The Company represented to the purchasers of ENG Tokens through SAFTs that it expected that a substantial portion of the proceeds from the ICO would be used to fund the development of the Enigma Network. In a discussion of expected use of proceeds included in a private placement memorandum (“PPM”) provided to purchasers through SAFTs, the Company estimated that the funds raised would be used approximately as follows – (i) product and technology development – 60% (ii) operations – 15% (iii) marketing – 10% and (iv) legal and administrative – 5%. The PPM also stated that the Company reserves the right to modify its use of proceeds at its discretion, and that all estimates provided are subject to change.

The terms of sale of the ENG Tokens, which every purchaser accepted state, among others things, that the ownership of ENG Tokens carries no rights, express or implied, other than the right to enable usage of and interact with the Enigma Network, if successfully completed and deployed. In particular, purchasers accept that ENG Tokens do not represent or confer any ownership right or stake, share or security or equivalent rights, or any right to receive future revenue shares, intellectual property rights or any other form of participation in or relating to the Enigma Network, and/or the Company and its corporate affiliates, other than rights relating to use of the Enigma Network, subject to limitations and conditions stated in the terms of sale.

The ENG Tokens do not pay interest and have no maturity date. The ENG Tokens confer only the right to usage with the Enigma Network and confer no other rights of any form with respect to the Company, including, but not limited to, any voting, distribution, redemption, liquidation, proprietary (including all forms of intellectual property), or other financial or legal rights.

ENIGMA MPC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the above, the Company has determined that the issuance of ENG Tokens in the ICO represented an implied obligation to perform research and development services and therefore accounts for the proceeds received in the ICO in accordance with ASC 730-20, “Research and Development Arrangements” (“ASC 730-20”). Pursuant to ASC 730-20, all proceeds received from the ICO are recorded as deferred revenues. Due to the difficulty at the time of the ICO in estimating the timing and success of outcome of the development of the Enigma Network, all development cost are expensed as incurred.

Deferred revenues are recognized as income over the period of development in an amount equal to the operational expenditures incurred with no profit margin (net 0), until the completion of the development.

During the years 2017-2018, the company developed and completed Enigma Network. The development of the Enigma Network was completed and functioning as of February 28, 2019. Accordingly, the Company believes that it has completed all of its implied obligation to perform the research and development services. Therefore, there is currently no requirement to defer any revenue, and any remaining balance of the ENG Token liability subsequent to the Claims Form Deadline (as defined in below in this Note 1A) will be recorded as income immediately up to the estimated total claims as described in note 1B.

As of February 28, 2019, the Enigma Network was live.

Concurrently, and throughout 2019, the Company also developed the Enigma Protocol. All of these products were designed to support ENG Tokens. Since the beginning of 2020, the Company has ceased development of the Enigma protocol, and has been focusing on supporting the development of the Secret Network. The Secret Network was originally launched In February 2020, by the Company together with an initial group of 20 other independent parties (the Secret Network Community), consisting of cryptocurrency and privacy enthusiasts and entities, including funds, companies that offer professional staking service providers (validators), exchanges and companies building products in the cryptocurrency ecosystem. Launching the Secret Network was a technical process in which the network’s Genesis Block was signed by all participants in the Secret Network Community. The Secret Network shares a mission with the previously developed Enigma Protocol, a prior initiative undertaken by us to enable “secret” contracts on blockchain technology.

B.	Settlement of U.S. Securities and Exchange Commission (“SEC”) Administrative Proceeding

In February 2020, the Company reached a settlement with the SEC (the “Settlement”) related to the issuance of the ENG Tokens in the ICO, as described above. As part of the Settlement, the Company has agreed to administer a claims process available to those who purchased ENG Tokens from the Company before and up to September 11, 2017. Such purchasers who elect to participate and timely submit a completed claims form along with certain required supporting documentation will be permitted to tender their ENG Tokens to the Company in exchange for payment of the consideration paid for the ENG Tokens, plus interest thereon, less the amount of any income received thereon. If the purchaser of the ENG Tokens no longer owns the ENG Tokens that were purchased in the ICO, the purchaser is entitled to claim for any damages incurred. Pursuant to the terms of the Settlement, ENG holders that wish to participate in the claims process have until the earlier of three months from the date that the SEC’s Division of Corporation Finance notifies the Company that it has completed its review of the Company’s registration statement on Form 10 (the “Form 10) has been concluded or six months from the effective date of the Form 10 (the “Effective Date and the “Claims Form Deadline,” respectively). Payment by the Company of all substantiated claims is required within three months Claims Form Deadline (“Final Payment Date”).

ENIGMA MPC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total maximum claim could be up to $42 million, which is the equivalent of our net proceeds from the ICO, including the pre-sale, after discounts, however, this maximum claim amount assumes that all ICO participants still hold the ENG Tokens or sold at a loss. Based on the ENG Token market the Company knows that some of the $42 million ENG Tokens sold at the ICO have since been sold at a profit. Accordingly, in exercising a prudent approach, as of the end of the reporting periods presented herein, the Company has recorded a liability for the estimated of claims of $24.9 million (the “ENG Token Liability”). All payments by the Company of substantiated claims pursuant to the terms of the Settlement will be offset against the ENG Token Liability.

Based on current cash and value of intangible assets the Company may have a sufficient amount of cash or cash equivalents on hand, and all valid refund claims will be paid in full. If the Company does not have the sufficient amount of cash on hand or cash from the sale of cash equivalents to pay all valid refund claims, depending on the cash shortfall, the Company may seek other funding options.

If the Company has a sufficient amount of cash or cash equivalents on hand, all valid refund claims will be paid in full. If the Company will not have a sufficient amount of cash on hand or cash from the sale of cash equivalents to pay all valid refund claims, depending on the cash shortfall, the Company may seek funding from potential investors or any other available resources. In case of shortfall, the Company intend to partially pay all valid refund claims, on a pro rata basis, until the Company can obtain additional cash to cover all valid payments, in full, and all unpaid amounts will continue to accrue interest until paid in full. There can be no guarantee that that company will ever seek additional financing and that if it does, that such additional financing (whether debt or equity) will be available to on favorable terms. If the Company is required to seek additional financing or sell assets that we hold, this could result in significant expenses to the Company and have a material adverse effect on the financial position.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections have been reported globally. Many countries around the world, including in Israel, have significant governmental measures implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. Although we have not been materially impacted by coronavirus as of the end of the three months ended November 30, 2020, the extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally, could have a material adverse impact on our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which in turn could have a material adverse impact on our business, financial condition and results of operation

ENIGMA MPC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended February 29, 2020 included in the Company’s final registration Statement filed with the Commission pursuant. The comparative balance sheet at February 29, 2020 has been derived from the audited financial statements at that date. Except as noted below, the Company’s significant accounting policies have not changed materially from those included in Note 2 of our audited consolidated financial statements for the year ended February 29, 2020 included in our registration Statement.

Principles of Consolidation

The accompanying consolidated financial statements includes the accounts of the Company and its owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company is not involved with variable interest entities.

The Company fully owns the Cayman Subsidiary and Israel Subsidiary; accordingly, the Company consolidates these entities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements includes the revenue recognition. ENG Token Liabilities claims process provision and deferred tax valuation allowance.

Revenue Recognition

The Company has determined that the issuance of ENG Tokens in the ICO represented an implied obligation to perform research and development services and therefore accounts for the proceeds received in the ICO in accordance with ASC 730-20, “Research and Development Arrangements.” At the time of, and in conjunction with the ENG Token issuance, the Company’s obligation was to develop Catalyst and the Enigma Data Marketplace (together, the Enigma Network). Due to the significant hurdles in developing the Enigma Network, all of the Company’s development costs were expensed. Pursuant to ASC 730-20, all proceeds received from the ICO are recorded as deferred revenues.

As of February 28, 2019, the Company believes that it has completed its implied obligation to perform the research and development services. Therefore, there is currently no requirement to defer any revenue, and any remaining balance of the deferred revenue subsequent to the Claims Form Deadline will be recorded immediately as revenue.

Pursuant to the Settlement Agreement (as defined and described further in Note 1B), the Company is obligated to refund amounts raised for the purpose of developing the Enigma Network if valid claims are submitted and may incur other fines and penalties. As of February 28, 2019, and February 28, 2018, the Company estimated the amount of refunds to be paid to the claimants at $24.9 million (as noted in the ENG Token Liability) of the proceeds and as such the Company recorded this amount as a liability.

Fair Value of Financial Instruments:

The Company measures and discloses the fair value of financial assets and liabilities in accordance with ASC Topic 820, “Fair Value Measurement.” Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

ENIGMA MPC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable inputs that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data are available.

Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In addition, new and enhanced disclosures are required. The Company adopted the new standard on January 1, 2017, using the full retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance for eight cash flow classification issues in current GAAP. The Company adopted the new standard on January 1, 2017 and the adoption did not have a material impact on the Company’s consolidated statement of cash flows.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

ENIGMA MPC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company will adopt the provisions of ASU 2016-02, as amended, on October 1, 2019 and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets. Upon the adoption of Topic 842, the total assets and total liabilities that the Company reports relative to such amounts will increase as compared to prior to adoption.

Note 3 - Digital Assets

Digital Assets held by the Company consist of primarily Ether and Bitcoin (the “Digital Assets”) and are included in current assets in the consolidated balance sheets. Due to the lack of authoritative GAAP guidance, the Company has determined its Digital Assets to be akin to intangible assets and are accounted in such manner. As intangible assets, Digital Assets are initially measured at cost. Since there is no limit on the useful life of the Company’s Ether and Bitcoin, they are classified as indefinite-lived intangible assets.

Indefinite-lived intangible assets are not subject to amortization. Instead they are tested for impairment on an annual basis and more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired. As a result of the aforementioned, the Company will only recognize decreases in the value of its Ether and Bitcoin, and any increase in value will be recognized upon disposition. Ether and Bitcoin are traded on exchanges in which there are observable prices in an active market, the Company views a decline in the quoted price below the cost to be an impairment indicator. The quoted price and observable prices, for Ether and Bitcoin, are determined by the Company using a principal market analysis in accordance with ASC 820, Fair Value Measurement.

When the Company evaluates its Ether and Bitcoin for impairment under ASC 350, Intangible – Goodwill and Other, each acquisition of Ether and Bitcoin is considered a separate unit of account. The Company tracks the cost of each unit of Ether and Bitcoin when received or purchased, when performing impairment testing and upon disposition either through sale or exchanged for goods or services.

Realized gain (loss) on sale of Digital Assets is included in other income (expense) in the consolidated statements of operations, while impairment of Digital Assets is included in operating expenses because of the nature of the assets.

Changes in Digital Assets during Fiscal 2019 and for nine months ended November 30, 2020 were as follows:

	Ether	Bitcoin	ZEC	XLM	USDT	USDC	XRP	SCRT	Total
	In thousand USD
Balance at February 28, 2019	$6,211	$4,634	$366	$149	$-	$-	$686	$-	$12,046
Receipt of Digital Assets	$337	$1,521	$-	$-	$-	$-	$-	$-	$1,858
Sale of Digital Assets	$(835)	$(1,328)	$(418)	$(209)	$-	$-	$(782)	$-	$(3,572)
Impairment			$52	$60	$-	$-	$96	$-	$208
Balance at February 29, 2020	$5,713	$4,827	$-	$-	$-	$-	$-	$-	$10,540

Receipt of Digital Assets	$40	$7	$-	$-	$233	$133	$-	$61	$474
Expensed as Compensation for Services								$(61)	$(61)
Sale of Digital Assets	$(1,929)	$(1,126)	$-	$-	$-	$-	$-	$-	$(3,055)
Impairment	$153	$-	$-	$-	$-	$-	$-	$-	$153
Balance at November 30, 2020	$3,977	$3,708	$-	$-	$233	$133	$-	$-	$8,051

ENIGMA MPC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Related Party Transactions

During The nine month that ended November 30, 2020 and 2019 the Company paid $0 and $105 respectively to a major shareholder and Company’s Chief Executive Officer.

On September 12, 2019, the Company entered into a services agreement, or the Services Agreement, with a company owned by a major shareholder and Chief Executive Officer, Chief Technology Officer, President and Director, (“the service provider”) to provide research and development services to us for a total consideration of NIS 3,250,000 (approximately $922,000). The Services Agreement ended at the end of fiscal year of 2019.

Additionally, the Company entered into a Non-recurring Engineering (“NRE”), Funding Agreement, or the NRE Agreement, pursuant to which the same service provider performs block chain technology development work which is funded by the Company based on an NRE model. The NRE Agreement provides that we will fund the service provider’s research and development expenses, dedicated capital expenditures, non-recurring engineering costs, and third party costs, or Project Expenditures, targeted at developing the project described in the development plan attached to the NRE Agreement, (the “Development Plan”), during the period starting on January 1, 2020, and ending on June 30, 2022, or the Funding Period. The Development Plan concentrates on the development of the Secret Network infrastructure in four development phases. The total estimated amount of Project Expenditures which we will fund and remit to Service Provider during the Funding Period is expected to be NIS 38,650,000 (approximately $11,688,000) which is paid in quarterly instalments, except for the first payment which includes an advance payment of two quarters. In addition to the general business interests that the Company have in supporting the development of the Secret Network, in consideration for funding provided to Gamma Research and Development Ltd. (“Gamma”), the Company received from Gamma 10,000,000 SCRT Tokens. The Company recognized $3,314,000 in the nine months that ended November 30, 2020 and $1,138,000 in the three months that ended November 30, 2020 based on the total consideration equally amortized over the 30-month period of the agreement.

In addition, during the period that commenced on the date of signing the NRE Agreement and ending on March 31, 2023, the Company shall be entitled to purchase from Gamma up to 15,000,000 SCRT Tokens at a purchase price equal to 80% of the fair market value.

Loan to Chief Product Officer

On September 6 and October 31, 2019 and on January 11, 2020, the Company provided a loan, or the Loan, in three instalments, or, each, an Instalment, for an aggregate Loan amount of $367,500, to the Chief Product Officer and a co-founder of the Company. Each Installment bore interest at a rate of 2.5% per annum and was scheduled to mature on the seven-year anniversary of the Installment. As of September 16, 2020, all principal was repaid to the Company.

In July 2020, as part of a confidential settlement and release agreement with a former shareholder of the Company, the shareholder forfeited 518,433 shares, and the Company agreed to pay $1 million and 3,000,000 SCRT tokens.

Note 5 – Subsequent Event

On December 30, 2020, the company participated in the “Community Swap” of ENG Tokens. Holders of SCRT Tokens, the underlying cryptographic token of the Secret Network, the blockchain platform that we helped launch in February 2020, and which we currently support, built a mechanism, without our involvement, that allows ENG Token holders to swap their ENG tokens with SCRT coins, (“the Community Swap ”). Pursuant to the Community Swap, a holder of the Registrant’s ENG Tokens may, at their election, dispose of any amount of ENG Tokens held by such person by means of “burning” such tokens and in return, such person receives SCRT Tokens enabling such person to participate in the Secret Network, a decentralized, stand-alone, “proof-of-stake” blockchain. The burning of ENG Tokens causes them to cease to exist; these tokens do not return to the Registrant’s ‘treasury.’”

The Company burned 45 million of its ENG Tokens and in return received 45 million SCRT coins.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report and include, but are not limited to, statements regarding the following:

Forward-looking statements include, but are not limited to, statements about:

●	the development and timeline for development of the Secret Network;

●	our ability to pay all valid claims made pursuant to the claims process;

●	the participation of independent third parties in the development of the Secret Network;

●	our ability to generate revenues, if any, and become profitable, if ever;

●	the impact of COVID-19 on us, the Secret Network and SCRT coins;

●	our potential capital expenditures and the length of time that our cash and cash equivalents will be sufficient for us; and

●	our financing needs.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. the outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this prospectus.

Overview

We are a technology company focused on changing and improving the way that data is shared, aggregated and monetized through the use of privacy preserving computation technology. Our mission is to improve the adoption and usability of decentralized technologies, for the benefit of all. During the years 2017-2018, we developed Catalyst and the Enigma Data Marketplace, or collectively, the Enigma Network. Concurrently, and throughout 2019, we also developed the Enigma Protocol. All of these products were meant to support Enigma Tokens, or ENG Tokens. Since the beginning of 2020, we have been supporting the development of the Secret Network. In February 2020, together with an initial group of 20 other independent parties, consisting of cryptocurrency and privacy enthusiasts and entities, including funds, companies that offer professional staking service providers (validators), exchanges and companies building products in the cryptocurrency ecosystem, or, the Secret Network Community, the Secret Network was launched and its Genesis Block (the first block of the Secret Network, which was created in February 2020 and created the initial supply of 50 million SCRT coins) was signed by the entire Secret Network Community. The Secret Network was developed and launched and shares a mission with the previously developed Enigma Protocol, a prior initiative undertaken by us to enable “secret” contracts on blockchain technology.

We no longer support the Enigma Protocol nor the Enigma Network, including Catalyst and the Enigma Data Marketplace. All of these products are available as open source code repositories.

Components of Operating Results

Our current operating expenses consist of two components – research and development expenses and general and administrative expenses.

Operating Expenses

Our current operating expenses consist of three components – research and development expenses, general and administrative expenses and impairment of digital assets.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, costs of consultants and expenses related to development and enhancement of the Enigma Network and the Enigma Protocol. In addition, beginning in 2020 we started incurring expenses related to our support of the Secret Network.

Comparison of Nine Months Ended November 30, 2020 and November 30, 2019 and Three Months Ended November 30, 2020 and November 30, 2019.

Results of Operations

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
	Thousands of U.S. Dollars
	(unaudited)		(unaudited)
Revenue	$76	$429	$-	$42

Operating Expenses:
Research and Development	$3,553	$2,283	$1,362	$751
General Marketing and Administrative	765	1,373	152	393
Impairment of Digital Assets	(153)	-	(72)	208
Total Operating Expenses	$4,165	$3,656	$1,442	$1,352

Loss from Operations	(4,089)	(3,227)	(1,442)	(1,310)

Realized Gain on Sale of Digital Assets	4,406	911	2,342	440
Financial Income, Net	(5)	171	(44)	104
Income (loss) before Taxes on Income	312	(2,145)	856	(766)
Taxes on Income	(18)	(11)	3	10

Net Income (Loss) Attributable to Common Stockholders	$294	$(2,156)	$859	$(756)

Revenues

Revenue for the nine months ended November 30, 2020 were $76,000, representing a decrease of $353,000, or 82%, compared to revenues of $429,000, for the nine months ended November 30, 2019. The decrease of $353,000 was due to there being fewer grants of tokens to pay employees and consultants and as a result of the utilization of the Non-recurring Engineering Financing Agreement, or NRE Agreement, that we previously entered into with Gamma Research and Development Ltd., an affiliated entity, or Gamma.

No Revenue reported for the three months ended November 30, 2020 representing a decrease of $42,000, or 100%, compared to revenues of the three months ended November 30, 2019. The decrease was due to there being no grants of tokens to pay employees and consultants as a result of the utilization of the aforementioned NRE Agreement.

Research and Development Costs

Research and development costs, net expenses for the nine months ended November 30, 2020 were $3.6 million, representing an increase of $1.3 million, or 56%, compared to research and development costs, net expenses of $2.3 million for the nine months ended November 30, 2019. The increase in research and development expenses is mainly attributed to increase in subcontractors’ fees paid to enhance our platform, including the engagement of Gamma to perform research and development for $3.3 million in the three months ended November 30, 2020.

For the three months ended November 30, 2020, research and development costs were $1.4 million, representing an increase of $611,000, or 81%, compared to research and development costs, net expenses of $751,000 in the three months ended November 30, 2019. The increase in research and development costs is attributed primarily to the engagement of Gamma to perform research and development for $1,138,000 in the three months ended November 30, 2020.

General and Administrative Expenses

General and administrative expenses for the nine months ended November 30, 2020 were $765,000 representing a decrease of $608,000 or 44%, compared to general and administrative expenses of $1.4 million for the nine months ended November 30, 2019. The decrease in general and administrative expenses is attributed primarily to the settlement agreement into which we entered into with the U.S. Securities and Exchange Commission, or the SEC, in connection with the initial coin offering, or ICO, of ENG Token

For the three months ended November 30, 2020, general and administrative expenses were $152,000 representing an increase of $241,000, or 61%, compared to general and administrative expenses of $393,000 for the three months ended November 30, 2019. The increase in general and administrative expenses is attributed primarily to a decrease in professional fees.

Impairment of Digital Assets

We record our digital assets (digital tokens) on a cost basis and assess changes in value from time to time.

For the nine months ended November 30, 2020 we recorded $153,000 from reversal of impairment and there is no impairment recorded for the nine months ended November 30, 2019. This is due to the sale of the digital assets at a higher price than impaired value.

For the three months ended November 30, 2020, we recorded $72,000 from reversal of impairment due to the sale of token which were previously impaired in the fiscal year ended November 30, 2020. For the three months ended November 30, 2019, we recorded $208,000 of impairment due to lower market price compare to cost.

Financial Income (Loss), Net

Financial loss, net for the nine months ended November 30, 2020 was $5,000, representing a decrease of $176,000, compared to financial income, net of $171,000 for the nine months ended November 30, 2019. The decrease in financial income for the nine months ended November 30, 2020 is attributed to interest expense and foreign exchange gains.

Financial expenses, net for the three months ended November 30, 2020 was $25,000, representing a decrease of $155,000, compared to financial Income, net of $130 for the three months ended November 30, 2020. The decrease in financial Income, net for the three months ended November 30, 2020 is attributed to interest income and foreign exchange gains recorded in the three months ended November 30, 2020.

Net Income (Loss)

Net income for the nine months ended November 30, 2020 was $294,000 representing a change in the amount of $2,450,000, compared to net loss of $2,156,000 reported for the nine months ended November 30, 2019. The reduced net loss is due to gains realized on sales of Ether and Bitcoin Tokens.

Net income for the three months ended November 30, 2020 was $859,000 a change from net loss to net income in the amount of $1,615,000, compared to net loss of $756,000 for the three months ended November 30, 2019. The increase in net income is primarily attributable to gains realized on sales of Ether and Bitcoin Tokens.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of ENG Tokens, raising a total of $42 million in our ICO, net of transaction costs, and cash generated from sales of digital tokens. Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures.

As of November 30, 2020, our principal sources of liquidity were cash and cash equivalents of $15.6 million which were held for working capital purposes. Our digital assets include Ether and Bitcoin. Currently these two assets are highly liquid, and their market price is significantly higher than their book value. As of November 30, 2020, the book value of these assets was approximately $8.1 million.

Our primary sources of liquidity are expected to be sales of digital assets including Ether and Bitcoin. We believe that this, combined with the $15.6 million of cash and cash equivalents, will be sufficient to cover the claims process and any operational expenses in the 12-month period following the end of our fiscal quarter ended November 30, 2020.

Pursuant to our current plan of operations for the next 12 months, we currently anticipate that we will require approximately $4.8 million for the NRE Agreement and other development costs and expenses while also requiring approximately $1.3 million for general and administrative expenses, including salary and professional services. In addition, we believe, based on our estimates, that we may need a sum of up to $24.9 million to pay valid claims that may become due pursuant to the claims process, should all eligible claimants file a claim.

If we have a sufficient amount of cash or cash equivalents on hand, all valid refund claims will be paid in full. If we will not have a sufficient amount of cash on hand or cash from the sale of cash equivalents to pay all valid refund claims, depending on the cash shortfall, we may seek funding from potential investors or any other available resources. In case of shortfall, we intend to partially pay all valid refund claims, on a pro rata basis, until we obtain additional cash to cover all valid payments, in full, and all unpaid amounts will continue to accrue interest until paid in full. Our auditor has expressed in their audit report substantial doubt about our ability to continue as a going concern.

Our future capital requirements will depend on many factors including liquidity and prices of digital currency and future research projects. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing in order to fund those arrangements or otherwise. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.

The following table summarizes our cash flows for the nine months ended November 30, 2020 and 2019:

	Nine Months	Nine Months
	November 30, 2020	November 30, 2019
	Thousands of U.S. Dollars
Net Cash from (used in) Operating Activities	$(1,732)	$(3,487)
Net Cash provided by (used in) Investing Activities	7,785	1,622
Net Cash used in Financing Activities	(897)	-

Operating Activities

The cash used in operating activities resulted primarily from expenses associated with our development of the Enigma Network, Enigma Protocol and support and funding of Secret Network and general and administrative expenses.

Net cash used in operating activities was $1,732,000 for the nine months ended November 30, 2020, compared to net cash from operating activities of $3,487,000 for the nine months ended November 30, 2019, a decrease in net cash used in operating activities of $1,755,000. The decrease in net cash is due to decrease in net loss and decrease in working capital.

Investing Activities

Net cash provided in investing activities of $7,785,000 for the nine months ended November 30, 2020, is mainly related to liquidation of digital assets.

Financing Activities

Net cash used by financing activities amounted to $897,000 for the nine months ended November 30, 2020, while there were no financing activities for the nine months ended November 30, 2019. Net cash used by financing activities for the nine months ended November 30, 2020 was primarily due to a forfeiture agreement with a shareholder of $1.0 million.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are the ENG Token Liability and going concern.

Current Outlook

We have financed our operations to date primarily through proceeds from sales of ENG Tokens.

As of November 30, 2020, our cash, cash equivalents and short-term deposits were $15.6 million in addition to the $8.1 million of digital assets that we hold. Subject to the effect of the ENG Token Liability, we expect that our existing cash, cash equivalents and digital assets will be sufficient to fund our current operations until at least the end of 2021. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	volatility in the crypto currency markets in the United States and globally;

●	the impact on our financial condition of our Settlement, and in particular, the effect of payouts to potential claimants entitled to receive a payment from us pursuant to our claims process required under the Settlement;

●	changes in consumer demand for, and acceptance of, our products and services;

●	changes in consumer trust for blockchain technology;

●	developments and changes in laws and regulations, including increased regulation of cryptocurrencies through legislative or regulatory action and revised rules and standards applied by the SEC and other regulators, whether in the U.S. or globally;

●	the potential impact of any changes in control of our Company or future acquisitions, mergers, dispositions, joint ventures or investments we may make;

●	disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment;

●	the occurrence of hostilities, political instability or catastrophic events; and

In addition, we may be affected by general global economic and market conditions. Challenging economic conditions worldwide have from time to time, contributed, and may continue to contribute, to slowdowns in the information technology industry at large. Weakness in the economy could have a negative effect on our business, operations and financial condition. Additionally, in a down-cycle economic environment, we may experience the negative effects of a slowdown in usage of our supported networks and, as a result thereof, we or any other independent third-party working on our supported networks, including members of the Consortium, may delay or cancel the development and/or launch of anticipated future developments. For example, in December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of the end of 2020, the COVID-19 pandemic had spread to over 200 countries, including the United States and Israel. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. The economic effect of the pandemic and the restrictions imposed and actions enacted as a result thereof is still being assessed; however, during this time, and potentially for a period of time once the pandemic is over, companies have elected to cancel certain expenses not deemed to be mandatory. This could cause adoption of the Secret Network, and blockchain technology in general, to slow down as companies cut more “exploratory” expenses.

Until we can generate significant recurring revenues and profit, we expect to satisfy our future cash needs through sales of digital assets, such as Bitcoin and Ether. We cannot be certain that additional funding will be available to us when needed, on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products and services. This may raise substantial doubts about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Guy Zyskind, the Company’s Chief Executive Officer (our principal executive officer and principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of November 30, 2020. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

SEC Settlement

Settlement

Pursuant to the terms of the Settlement, Potential ENG Token claimants are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. We expect to calculate interest by using the yield of the 1-year U.S. Treasury note, which, as of January 19, 2021, was 0.1%. The Settlement requires the Company to distribute by electronic means a notice and a claim form (in a form not objected to by the SEC) to the ENG Token claimants within the earlier of (i) 60 days of the filing of our Registration Statement on Form 10-12G, or the Registration Statement, or (ii) within seven days of the date that such registration statement became effective. The ENG Token claimants must submit the claims form by the Claim Form Deadline.

Pursuant to the terms of the Settlement, within three months from the Claim Form Deadline, we will make all payments we deem to be due and adequately substantiated to ENG Token purchasers who submitted the claims form by the Claim Form Deadline. Any amounts to be refunded will be paid in U.S. dollars.

Specifically, pursuant to the terms of the Settlement, we have agreed to, among others, the following:

●	File the Registration Statement to register the ENG Tokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least until the later of (1) the Claim Form Deadline; (2) such time as we have filed all reports required for the fiscal year within which this Registration Statement became effective; and (3) such time as we are eligible to terminate our registration pursuant to Rule 12g-4 under the Exchange Act.

●	Distribute a claims form to any person or entity that purchased ENG Tokens before and including September 11, 2017, informing them of their potential claims under Section 12(a) of the Securities Act of 1933, as amended, or the Securities Act.

●	Pay the amount due under Section 12(a) of the Securities Act, if any, to each qualified person or entity that purchased ENG Tokens from us before and including September 11, 2017, and that submitted a written claim to our address by the Claim Form Deadline using the claims form.

●	Beginning 30 days after the Claim Form Deadline, provide monthly reports to the SEC which shall include (a) identifying information about each claimant; (b) the amount of each claim; (c) the resolution of each claim, including the amount of each payment; (d) identification of all claims not paid and the reasons for all non-payment of claims; and (e) a list of all complaints received (if any) and the manner in which we addressed each such complaint.

●	Pay a civil monetary penalty of $500,000 to the SEC.

●	Submit to the SEC a final report of its handling of all claims received within seven months from the effective date of this Registration Statement.

If we have a sufficient amount of cash or cash equivalents on hand, all valid refund claims will be paid in full. If we do not have a sufficient amount of cash on hand or cash from the sale of cash equivalents to pay all valid refund claims, depending on the cash shortfall, we may seek funding from potential investors or any other available resources. In case of shortfall, we intend to partially pay all valid refund claims, on a pro rata basis, until we can obtain additional cash to cover all valid payments, in full, and all unpaid amounts will continue to accrue interest until paid in full. There can be no guarantee that we will ever seek additional financing and that if we do, that such additional financing (whether debt or equity) will be available to us on favorable terms. If we are required to seek additional financing or sell assets that we hold, this could result in significant expenses to us and have a material adverse effect on our financial position.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to rule 13a-14(a).

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended November 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Stockholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Furnished herewith

**	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enigma MPC, Inc.
Date: January 19, 2021
	By:	/s/ Guy Zyskind
Guy Zyskind
	Title:	Chief Executive Officer, Chief Technology Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)