Form 10-K
period 2021-02-28
Enigma MPC
filed 2021-06-15
CIK 1816114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-56202

ENIGMA MPC, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1781492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Address Not Applicable[1]	Address Not Applicable[2]
(Address of principal executive offices)	(Zip Code)

(585) 233-1118

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: ENG Tokens

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold is approximately $0.1 million.

As of May 31 2021, the registrant had 3,195,652 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None.

[1]	We are a remote company and do not maintain a headquarters.
[2]	We are a remote company and do not maintain a headquarters.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the Annual Report, contains “forward-looking statements,” which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the development and timeline for development of the Secret Network;

●	the development and timeline for development of other solutions on which we are working or for which we are providing support;

●	the utility of Secret Coins, or SCRT coins;

●	our ability to pay all valid claims made pursuant to the claims process;

●	the participation of independent third parties in the development of the Secret Network;

●	our ability to generate revenues, if any, and become profitable, if ever;

●	our role in the development and governance of the Secret Network;

●	the impact of the COVID-19 pandemic on us, the Secret Network and SCRT coins;

●	adoption of blockchain technology by certain industries;

●	the utility of the Secret Network;

●	our financing needs;

●	developments and changes in laws and regulations, including increased regulation of cryptocurrencies through legislative or regulatory action and revised rules and standards applied by the SEC and other regulators, whether in the U.S. or elsewhere.

●	those factors referred to in “Item 3. Key Information – D. Risk Factors,” “Item 4. Information on the Company,” and “Item 5. Operating and Financial Review and Prospects”, as well as in this Annual Report generally.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” for additional risks that could adversely impact our business and financial performance.

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all the risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report.

When used in this Annual Report, the terms “Enigma,” “the Company,” “we,” “our,” and “us” refer to Enigma MPC, Inc., a Delaware corporation and its subsidiaries.

ii

PART I

Item 1. Business

Overview

We are a technology company focused on changing and improving the way that data is shared, aggregated and monetized through the use of privacy preserving computation technology. Our mission is to improve the adoption and usability of decentralized technologies, for the benefit of all. During the years 2017-2018, we developed Catalyst and the Enigma Data Marketplace, or collectively, the Enigma Network. Concurrently, and throughout 2019, we also developed the Enigma Protocol. All of these products were meant to support ENG Tokens. Since the beginning of 2020, we have been supporting the development of the Secret Network. In February 2020, together with an initial group of 20 other independent parties, consisting of cryptocurrency and privacy enthusiasts and entities, including funds, companies that offer professional staking service providers (validators), exchanges and companies building products in the cryptocurrency ecosystem, or, the Secret Network Community, the Secret Network was launched and its Genesis Block was signed by the entire Secret Network Community. The Secret Network was developed and launched and shares a mission with the previously developed Enigma Protocol, a prior initiative undertaken by us to enable “secret” contracts on blockchain technology.

We no longer support the Enigma Protocol nor the Enigma Network, including Catalyst and the Enigma Data Marketplace. All of these products are available as open source code repositories.

We, together with the Secret Network Community, are currently working on and funding upgrades, through our work with Gamma Research and Development Ltd., or Gamma, for the Secret Network (see “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information on Gamma). Gamma is involved in the business of developing blockchain and cyber-security infrastructure (at the moment, Gamma renders its services solely to Enigma, but expects to expand its business scope and expand into other projects that can make use of its unique expertise). As described in the Non-recurring Engineering, or NRE, Agreement between Enigma and Gamma, Gamma builds improvements to the Secret Network on the protocol level, such as the encryption functionality behind the secret contracts’ engine, as well as develops applications and services on top of it, such as the standard for Secret Tokens, or a bridge to connect between Secret Network and other blockchain networks such as Ethereum. Gamma is owned by Guy Zyskind, our Chief Executive Officer, Chief Technology Officer and President and is the beneficial owner of 93.88% of our outstanding common shares. As a result of his substantial ownership stake, both Gamma and we are under the common control of Mr. Zyskind.

During September 2020, the Secret Network was updated to enable decentralized applications to perform computations on encrypted data, bringing privacy to blockchain applications, which are called smart contracts, as described below. Since such time, the Secret Network has grown substantially in all respects. To illustrate, there are currently more than 18,000 accounts in the Secret Network (not including wallets kept on exchanges, which alone could amount to thousands or tens of thousands more accounts), with over 7,000 individual stakers actively participating in the network and approximately 300 secret contracts have been deployed that have been collectively executed more than 100,000 times. From the beginning of 2021 alone, most of these metrics have tripled or quadrupled.

We believe that blockchain technology is slow at computing code and smart contracts, which challenges widespread adoption of blockchain technology. In addition to being slow, which limits scalability for decentralized applications, blockchains lack privacy by their inherent design, which also limits the kind of applications that can be built in fields that are seeking to utilize blockchain technology. We believe that the solutions Enigma funds the development of, together with the development efforts put forth by the Secret Network Community, for the Secret Network will bring privacy and scalability features that will increase adoption of blockchain technology by improving current user experience and enabling new applications and industries to build blockchain based products.

In addition to our work in the field of blockchain technology, we are seeing interest for our privacy preserving computation technology from enterprises to securely share and collaborate on sensitive data.

Glossary

A “block” is a discrete group of records written to a blockchain that can effectively be identified and referenced by the use of “headers” that contain a digital fingerprint of the records each block contains.

A “blockchain” is a database created and shared by the members of a peer-to-peer computer network which each member of that network can independently trust due to the rules governing the database’s creation. A blockchain can therefore be used to replace centralized databases.

A “delegator” is any individual or entity who holds the cryptocurrency token of the network, (in the case of the Secret Network, this token is referred to as “SCRT”) and indicates that they wish their SCRT to be included in the stake of a particular validator, for governance and consensus purposes.

A “digital asset” (also referred to as a “cryptographic asset”) is any set of unique digital information—including, for example, programs, decentralized programs, isolated chunks of programming code, collections of data, e-mail or web addresses or cryptocurrency tokens—that is capable of being stored and uniquely tracked on a computer network such as the Secret Network and over which a user can maintain control through that network.

The “gas” refers to the fee, or pricing value, required to successfully conduct a transaction or execute a contract on the Secret Network.

The “genesis block” is the first block of the Secret Network, which was created in February 2020 and created the initial supply of 50 million SCRT coins.

A “node” is a computer that connects to the Secret Network protocol layer and that uses a peer-to-peer protocol to communicate with other nodes on the network and share information on transactions and blocks. Information is distributed among such nodes and they are what blockchain network consists of.

“On-chain” means that the data is stored on the Secret Network’s blockchain itself.

A “proposer” is a validator that has been chosen to propose the next block of transactions in the blockchain based on a proof-of-stake algorithm.

A “proof-of-stake algorithm” is a type of sybil-resistant algorithm by which a cryptocurrency blockchain network aims to achieve distributed consensus.

A “smart contract” is a computer program or application written and deployed to a blockchain, such as the Secret Network, by developers. This computer program defines a set of functions users and other contracts can interact with from the outside. Among other things, these functions can involve the manipulation of digital assets issued on the blockchain.

A “validator” is a node that can also propose and confirm blocks, each block including a set of transactions and contract executions. Validators must have adequate infrastructure to prevent downtime. The Secret Network validators are responsible for proposing new blocks to the blockchain, and confirming blocks proposed by other validators.

ENG Tokens

We sold digital tokens, or the ENG Tokens, in an ICO through our wholly owned subsidiary in the Cayman Islands, Enigma ENG International. From June to September 11, 2017, the Company sold approximately 75 million ENG Tokens in exchange for Bitcoin or Ether, valued at approximately $42 million. The sale was conducted in two phases – a presale phase, in which ENG Tokens were sold pursuant to SAFTs and a crowd-sale phase, taking place on September 11, 2017. The ENG Tokens were delivered to the purchasers in October 2017. ENG Tokens do not have any current utility and we do not anticipate any future utility for them.

Using proceeds from the ICO, our plan was to build the infrastructure of a decentralized, secure, open data marketplace in the cryptocurrency space so that anyone can gain access to useful data from the cryptocurrency markets. The first product that we planned to build to interface on top of this infrastructure was the Catalyst application. The Catalyst application connects traders and investors with relevant data in order to give such traders an edge in the cryptocurrency markets. According to this plan, we developed Catalyst, an open-source project, which as of the date hereof has over 1,800 Stars (a metric indicating the software’s popularity among developers) and which was forked 550 times based on GitHub. The Company also developed the Enigma Data Marketplace. Within that context, our goals were for ENG Tokens to serve as a way to incentivize and monetize data curation on the Enigma Network, both of which were live as of February 28, 2019.

Since early 2018, Enigma has also been focusing on the development of the Enigma Protocol, which became the company’s main development, and was intended to be a second-layer decentralized network for privacy-preserving computations, built alongside Ethereum. In this protocol, ENG tokens were meant to be used by their holders to participate in the protocol by paying transaction fees (without which, no transaction can be executed on the blockchain), to stake and run nodes to secure the network, to receive network incentives and fees and to reward nodes for successful contributions to the network.

In the beginning of 2020, we determined that once ENG Tokens were required to become registered securities pursuant to the settlement with the SEC, it would no longer be viable as a utility token in a decentralized network, such as the Enigma Network. Consequently, we decided to stop developing the Enigma Protocol or support the Enigma Network and any applications thereon, including the data marketplace and Catalyst. However, because we were still committed to developing applications on a decentralized blockchain, we decided to join and help develop the Secret Network Community as described below under “– Secret Network Community”. With the exception of their value in the claims process, we believe that without our support of the Enigma Protocol or the Enigma Network, the ENG Tokens have no value.

See “Item 10. Recent Sales of Unregistered Securities” and “Item 11. Description of Registrant’s Securities to be Registered” for additional information on the sale of ENG Tokens and for a description of ENG Tokens, respectively.

Secret Network Community

In February 2020, the Secret Network Community jointly agreed to create the genesis block of the Secret Network’s blockchain. Together, these parties ran the first version of the Secret Network software, instantiating the Secret Network’s blockchain. This means that each party agreed on certain parameters regarding the initial distribution of SCRT at the launch of the Secret Network, and which modules, such as governance and staking, would be included at the outset of the network. These decisions, and future decisions, are coordinated on Secret Network Community-run and Enigma-run communication channels, such as a chatroom hosted by community members, and various public github repositories. After the initial launch of the Secret Network, anyone who holds SCRT is free to participate in network governance. Any member is free to participate or stop participating in the Secret Network Community at any time, which is an informal coordination among aligned individuals and entities. Anyone can participate in Secret Network Community discussions, whether they hold SCRT or not. The goal of the Secret Network Community is to coordinate governance, decision making, educate and welcome new Secret Network Community members, and work towards positive development of the Secret Network.

The Secret Network Community refers to any user actively participating in discussions around the network’s functionality and governance, and in particular – any holder of SCRT that chooses to actively delegate their coins to other validators, or run a validator that is providing computational resources to the Secret Network. By delegating SCRT coins to others, these parties can enable other individuals or entities to participate as validators in the Secret Network, thereby further decentralizing the Secret Network. Any validator can cease participating in such capacity on the Secret Network at will and is under no obligation to us or to the Secret Network Community, rather they are participants in an economically incentivized, decentralized network. Any proposals to modify the Secret Network, which may be submitted by any holder of SCRT (subject to having a sufficient number of SCRT), are submitted on-chain, where they can be viewed by anyone, and voted on by any SCRT holder. SCRT holders do not need to be validators to vote, rather any SCRT holder may vote on and create proposals.

Secret Network

The Secret Network is a decentralized, stand-alone, “proof-of-stake” blockchain, which is currently live and released on main net (the main network, whereby actual transactions take place on a distributed ledger). Since the beginning of 2020, we have been supporting the development of Secret Network.

Blocks on the Secret Network are created and validated by an open, decentralized network of validators, who are part of the larger Secret Network Community, who are also responsible for voting on any proposed modifications to the network. The more SCRT a holder is willing to stake, the great the likelihood that the holder will be selected by the Secret Network as a validator (that is, the probability of a validator being selected to validate a new block that is being proposed to be added to the Secret Network is proportional to the amount of SCRT coins staked by the validator). Validators receive gas fees in the form of additional SCRT from transactions included in the block, and network rewards, minted as new coins by the network itself, also paid in SCRT for ensuring the accuracy and correctness of transactions in the Secret Network. Gas fees (and transactions fees in general) are paid by the users who issue these transactions, whereas block rewards constitute new coins that are minted by the network itself as a whole. This is equivalent to how Ethereum pays out fees and block rewards. Validators can have some portion of their staked SCRT forfeited if they lose connectivity or stop validating future blocks. This forfeiture risk provides an incentive for good network reliability in that it serves as a mechanism to increase the likelihood of continued participation by validators. Any holder of SCRT, if selected, can become a validator and secure the Secret Network by running software developed by us. Regardless, any holder of SCRT not directly participating as a validator can delegate their SCRT and pool them together with a validator (or multiple validators) of their choice. Generally speaking, a larger amount of staked tokens, whether through validators or indirectly by delegators, increases network security.

The validators in the Secret Network are equipped with specialized hardware called Trusted Execution Environments, or TEEs, (available on computers using an Intel Corporation chip) that enable them to perform computation over data that the node operator, or any code outside of the TEE, cannot access. As with the Ethereum and Bitcoin networks, nodes are an inherent and crucial part of the blockchain’s success – without nodes, the blockchain will not run.

In addition to creating an incentive structure for validators to secure the Secret Network, SCRT also enables holders to participate in governance decisions regarding future development, use of community funds of the Secret Network (see “Governance of the Secret Network” below for additional information regarding the governance process) and enables holders to interact with secret smart contracts on the Secret Network. The community funds are not controlled by any entity, but rather by the Secret Network as a whole. In order to make use of these funds, a proposal needs to be proposed to the network, and a majority of SCRT holders need to vote and approve it. Proceeds from the community fund are then available to fund the development of the proposed feature.

We are funding development of upgrades for the Secret Network, as well as applications that are intended to run on the Secret Network. We expect such funding would generate revenue for us, either through participating in the network and staking our own SCRT coins, which would earn us further SCRT coins in fees and network rewards, or by monetizing applications we build on top of the Secret Network. Alongside us, the Secret Network Community, through informal collaboration coordinated via public communication channels and open source development principles, is also adding improvements, ecosystem tools and applications for the Secret Network. Recently, Enigma funded work that resulted in a proposed network upgrade that enabled the development of secret smart contracts. The network upgrade, implemented following a voting process by SCRT holders, enables decentralized applications, or DApps, to perform computations on data encrypted from the hosts, bringing privacy to blockchain applications, which are called smart contracts. Secret contracts have auditable code, which means any network participant can audit the implied functionality of a secret contract. Secret contracts also ensure data is kept private from all observers, including node operators. These capabilities provide enhanced privacy to DApps that run on the Secret Network, while ensuring accuracy and correctness of the DApp code (i.e., the Secret Contract) being executed.

For example, a “voting” secret contract would enable users to encrypt their votes and submit them to the secret smart contract. When all votes are received, the secret contract would tally the encrypted votes and return the result to the Secret Network. However, no individual vote would ever be revealed. Private votes are important because they protect voting and governance systems from serious threats, including bribery, retaliation, and other types of undesired voter influence. This is a particularly critical feature in blockchains, where data is traditionally visible on-chain, and voting is one of the primary means by which governance decisions about blockchain networks are made. Other use-cases where privacy is critical include multiplayer gaming, content access control, and transactional privacy, as further detailed below.

We have also funded the development of several cross-chain bridges, allowing the Secrete Network to interoperate with other blockchains. Such bridges allow data and assets to be transferred and transactions to be processed between the Secret Network and other blockchains. In the future, these bridges could also enable DApps built on other blockchains, such as Ethereum, to interoperate with DApps built on the Secret Network. Leveraging these bridges, the Secret Network Community and independent developers of the Secret Network are seeking to make the Secret Network one of the pillars of the decentralized internet. Currently, a bridge to Ethereum has been completed, and several other bridges are being developed, such as a bridge to Binance Smart Chain (BSC). Some of these bridges are being funded by Enigma and developed by Gamma, while others are developed directly by other members of the community (e.g., a Monero bridge).

As discussed above, any future developments to the Secret Network protocol layer requires majority approval of SCRT coin holders participating in the voting. See “Governance of the Secret Network” below for additional information.

Secret Contracts in Action

The first version of the Secret Network, which went live in February 2020, supported staking, governance and the transfer of SCRT between accounts. The second version, proposed and approved by the network, became effective in September 2020, and enabled secret contract functionality and development, on top of any capabilities that were available in the prior version. As of May 31, 2021, there are 50 active validators and there have been 30 governance proposals that were voted by the network. The following sections describe how secret contracts currently work in the Secret Network.

Write. As shown in Figure 1 below, a developer writes a secret contract and deploys it to the Secret Network. Developers will build blockchain applications using secret contracts that are written in Rust (a programming language) and compiled to WebAssembly virtual-machine code, or WASM.

Figure 1

Submission. As shown in Figure 2 below, users are able to encrypt data locally (i.e., on one’s own computer or device), and then send that data to a secret contract on the Secret Network, along with payment of a SCRT gas fee to the validator nodes who perform the computation specified by the secret contract. A prominent example of computations utilizing secret contract functionality are those that allow the utilization of Secret Tokens, including those wrapping existing well-known assets such as Ethereum, and which allow people to maintain their financial privacy, while still allowing for selective disclosure (e.g., to authorities). Since secret contract functionality was added to the main net on September 15, 2020, there have been more than a hundred thousand secret contract executions in the network, and hundreds of different secret contracts were deployed to the network. In addition, there are other prominent types of transactions in the network that do not utilize secret contract functionality and constitute non-encrypted computations such as transfer of value, staking related operations (e.g., delegating, undelegating, withdraw rewards), or proposing and voting on governance proposals. Secret Network’s usage has grown substantially and exponentially in the past year, as can be seen in Figure 2 below, which illustrates the total fees collected per day in the Secret Network, from when secret contracts launched and until April 2021. Furthermore, Secret Token standard and related contracts currently hold more than $100 million of locked value in assets, not including SCRT itself.

Figure 2

Privacy-preserving computations are necessary for any application to function, be it a financial application such as a lending platform, a user-centric application such as a decentralized social network platform, or any other application developers can come up with that utilize the privacy benefits and distributed nature of the Secret Network. The data cannot be read by anyone other than the party that uploaded the data, including the node doing the computation. Here “smart” contracts become “secret” contracts. Users interact with secret contracts using one of the “Secret Network Clients”, such as SecretJS, a JavaScript library that facilitates encryption and decryption protocols between the user and nodes in the Secret Network. Any of the Secret Network Clients are responsible for encrypting user inputs locally and sending them to the Secret Network.

Figure 3

Secret contracts enable DApps to easily and safely utilize sensitive or private information for industries such as finance, credit, gaming, machine learning, healthcare, and others that depend on the use of sensitive data. For example, secret contracts can enable decentralized transparent credit scoring. Today the exact process through which our credit score is calculated is unknown. With secret contracts, where code (for example, the credit scoring algorithm) is auditable, consumers would be able to clearly see how different factors affect their credit score. Secret contracts can also allow users to encrypt and share sensitive financial information within the Secret Network to get their credit score, without disclosing sensitive personal information even to a credit bureau. As a result, we believe that secret contracts have the potential to improve credit scoring, an industry plagued by security breaches and lack of transparency.

Computation and Verification. As shown in Figure 3 below, when a secret contract transaction is broadcasted, via a proposing validator and originating from a user to the Secret Network, each node interprets it as a request to perform some functionality. That functionality is provided as part of the transaction’s payload, which also includes any encrypted input data supplied by the user. Each node in the network then executes the requested functionality over the encrypted input data, inside of their TEE. Validators then achieve consensus on the result, and the validator who originally proposed the block containing this transaction is paid a “gas fee” in SCRT for doing so. Then, the transaction (or, as highlighted in Figure 3 below, the “output”) is recorded in encrypted form on the Secret Network.

Figure 4

Figure 5 below highlights how the different aspects of smart contracts come together on the Secret Network.

Figure 5

Governance of the Secret Network

As the Secret Network is a decentralized blockchain, no entity has sole authority over its structure or development. Rather, any upgrades to the Secret Network must be made through a process of decentralized governance where SCRT holders vote on proposals to modify the network. SCRT holders need to bond their SCRT holdings, which means to lock-up SCRT for 3 weeks, in order to participate in governance and network security. SCRT that is not bonded cannot be used in the governance or Proof-of-Stake based consensus process. Governance is the process by which users in the Secret Network reach consensus on software upgrades, parameters of the main net, such as the rate of inflation, if any, on the underlying digital asset, or in the case of the Secret Network, SCRT. The process of governance is done through voting on proposals, which are submitted by SCRT holders on the main net. Anyone who holds SCRT can submit a proposal to be voted on. Proposals are public, and anyone who is validating or delegating to a validator can cast their vote on a proposal. Governance can also discuss subjective matters, such as topics that have no formal bearing over the Secret Network, but are related to concerns that are of interest to the broader Secret Network Community, like which social channel should the community use to interact online.

In order to create a governance proposal, the proposer must submit an initial deposit of SCRT along with a title and description for the proposal on the matter to be voted upon by SCRT coin holders. The deposit can be submitted by one or more SCRT holders. The SCRT that is submitted in order to put a proposal up for a vote is deposited to the governance module data store. Currently, in order to enter the voting period, a proposal must accumulate, within a week of it being put up for a vote, deposits in the amount of at least 1000 SCRT, or the MinDeposit value. This value is decided upon by the Secret Network, and currently is 1000 SCRT. If the Secret Network decides to raise or lower this number, it would be decided via a proposal and vote. After a proposal’s deposit reaches the MinDeposit value, the voting period opens. Voting is done by bonded SCRT holders on a 1 bonded SCRT 1 vote basis. They can cast votes of “no,” “no with veto,” or “yes”. If a supermajority vote “no with veto”, the deposit is burned rather than returned. Delegators (any SCRT holder may delegate their SCRT to a validator, and thus earn a portion of the Validator’s rewards) inherit the vote of their Validator if they don’t vote. Votes are tallied at the end of the voting period where each address can vote multiple times to update its vote and its weight. Only the last vote counts as valid. For example, a voter could vote with 100 SCRT, and decide later to up that vote to 1,000 SCRT and change their vote from ‘Yes’ to ‘No’. In this case, the 1,000 SCRT vote will be counted towards the ‘No’ option. Each vote requires gas payment in SCRT.

Secret Network Applications

We are also funding development of DApps for the Secret Network. In addition to the DApps that we are funding, anyone can write and deploy DApps to the Secret Network.

One of the applications we are currently funding the development of is one that enables secret ballots, especially in the context of supporting decentralized governance in blockchain networks. Decentralized governance is a key feature of blockchain ecosystems which are composed of various stakeholders that need to agree on the future of a decentralized ecosystem. Currently decentralized governance suffers from a phenomenon called bribery attacks. Since smart contracts are programmable functions, an attacker can create a programmable bribery attack by which each participant who votes in favor of the attacker gets paid. Since all data (votes) are publicly visible on blockchains, there is presently no effective way of getting around this attack. Using secret contracts, we believe that the Secret Network could ensure a participant’s votes are kept private, thereby minimizing the potential for such attacks.

In addition, we are supported the development of Secret Tokens, a standard for privacy-preserving and auditable tokens. Secret Tokens provide developers a simple template for creating privacy-preserving tokens that can be launched on the Secret Network. Because all blockchain transactions are public (even where the parties to the transactions remain private), it is difficult to meet basic consumer expectations for privacy in payments. For example, a contractor who is paid in cryptocurrency has no way to conceal subsequent transactions from whoever paid the contractor. With Secret Tokens, users can lock in collateral in a form of a non-private token, and then receive in return a new Secret-enabled token which provides them with the appropriate level of privacy. Secret Tokens can also assist in remaining compliant, since they allow token holders to produce viewing-only keys, allowing authorized parties (such as an auditor or a government agency) to probe a user’s transaction history, while ensuring privacy is maintained from any unauthorized party.

Finally, we and the entire Secret Network community, are exploring use cases for the Secret Network in gaming that require “secret state”, such as card games like poker, or turn-based games like Battleship. Enabling these simple use-cases can set the foundation for more complex game applications in the future. Games often require temporarily private information, such as a hand of cards that is known to only one player, or a shuffled deck which is not visible to any actors (players or node operators). Secret contracts make game state privacy possible and provably fair. In this respect, players can be assured that the gameplay is not influenced by players who try to cheat by directly observing the blockchain to view cards or play data belonging to other players, or by nodes with privileged access to data, a type of manipulation known as “front running” in other blockchains such as Ethereum.

Additional Enterprise Products

In addition to our work for the Secret Network, we are actively building and funding the development of additional products outside of the Secret Network itself, or that leverage a variant of the Secret Network infrastructure that is private and not part of the decentralized network. One such example is SafeTrace, an application programming interface, or API, for contact tracing and disease spread analysis. Target customers for SafeTrace are application developers who wish to bring privacy to their users, healthcare institutions who perform crisis response, as well as epidemiologists and research institutions who work on environmental contamination. We have already built a functional minimum viable product, or MVP, for the SafeTrace API. This MVP allows users to share their location and infection status in a privacy-preserving manner and receive individual reports showing whether they have been in close spatiotemporal proximity with a diagnosed patient. This product is in early stages of development, and we have begun the process of identifying potential partners and integrations. In connection with the development of this API, we joined the TCN Coalition, a global coalition for privacy-first digital contact tracing protocols.

Potential Application of the Secret Network

The Secret Network is an extremely versatile and flexible platform, which we believe can be used to solve some of the most pressing challenges in the digital era. In addition to some applications of the technology described above, we believe that the Secret Network can serve as a solution for other applications and industries. Among other potential future applications and uses for the Secret Network, are the following:

●	Access control / Digital content management in the blockchain ecosystem. DApps offer content creators an opportunity to directly monetize their work, enabling users to purchase media such as articles, songs, videos, or other material directly from the content creator and bypass intermediaries. However, because data on blockchains is public by default, the information needed to access purchased content cannot be shared directly with the buyer of the content on the blockchain. To overcome this problem, DApps need to introduce an off-chain channel, which adds additional complexities as the buyer cannot prove that access to purchased data was shared by the seller after a payment was made. Secret contracts have the ability to share encrypted information with selected users (encrypted outputs) in order to overcome this problem. These secret contracts can enable creators to share content with a select list of users, as well as update that list depending on payment or nonpayment. All this information can be stored on-chain and would remove complexities around sharing access to purchased data. This type of access control and digital content management could provide significant value to the decentralized application ecosystem for content creators and owners.

●	Decentralized encrypted group messaging. While encrypted peer-to-peer (p2p) messaging is a solved problem, encrypted decentralized group messaging is more challenging, especially if you still want to retain the ability to collect aggregate statistics in a privacy-preserving manner. Secret Network may be able to enable encrypted group messaging to be implemented on a blockchain, given its unique features.

●	Decentralized sealed bid auctions. Sealed bid auctions are not possible given the public nature of data on blockchains. Using secret contracts which have encrypted state, the Secret Network could enable decentralized sealed bid auctions.

●	Decentralized exchanges with execution logic. Decentralized exchanges (DEXs) are one of the most popular applications in the blockchain ecosystem. Currently DEXs typically operate with an off-chain order book. Both buyers and sellers submit orders to the off-chain order book and if there are matching orders, an interested party can take commitments from the off-chain order book and trigger an on-chain swap. This means that there is no order matching logic that allows order types that exist in traditional markets such as limit orders, stop limit orders etc. The Secret Network’s secret contracts could potentially be used to maintain the order book and also integrate execution logic to the DEX ecosystem. Furthermore, the privacy-preserving nature of the Secret Network could assist in solving the front-running problem of existing DEXs – one of the largest problems plaguing these solutions today.

Our Strategy

Our goal is to continue working with the Secret Network community to advance the continued development of upgrades, features, and developer resources for the Secret Network, product research and development for DApps that can be deployed on the Secret Network, as well as business development and research for enterprise products.

In the near-term, and following the integration of secret contracts, we and the Secret Network Community plan to support the development of additional decentralized applications built on top of the network, as well as research related to future network upgrades and improvements.

Competitive Position

Blockchain technology is characterized by rapidly advancing technologies and intense competition. Although we operate in a competitive space and also compete with companies outside of the blockchain space that seek to enhance privacy of user data, we believe that we, along with the Validator Community, hold certain competitive advantages that will help make the Secret Network a leading blockchain platform and privacy solution.

Certain competitive advantages of the Secret Network versus other solutions include our belief that there is no other public blockchain that is currently purpose-built for data privacy, and we believe that the Secret Network community and SCRT holders will continue to help the Secret Network be a leading privacy-centered blockchain solution. The Secret Network utilizes Intel-SGX trusted execution environment (TEE) technology for privacy, which provides greater speed and other advantages over software-only privacy solutions such as zero-knowledge proofs or commit-reveal mechanisms, two other approaches to achieve privacy in decentralized apps. Zero-knowledge proofs are difficult to design, slow, and costly in gas. Commit-reveal mechanisms provide only temporary privacy, and require two user interactions, resulting in poor user experience.

Moreover, we believe that SafeTrace, the privacy-preserving contact tracing API we built, has advantages over other solutions. Specifically, SafeTrace can enable location-aware contact tracing, as opposed to Bluetooth only solutions. This makes it more useful for crisis responders who need to ID geographic hotspots.

Going Concern

As discussed in Note 1B to the consolidated financial statements included elsewhere in this Annual Report, we have an “ENG Token Liability” of $24.9 million. This liability raises substantial doubt about our ability to continue as a going concern. See “Item 2. Financial Information” for additional information.

Government Regulation

U.S. Considerations

Regulation of blockchain technologies, cryptocurrencies (or virtual currencies) and digital assets by U.S. federal and state governments, foreign governments and self-regulatory organizations remains in relatively early stages. As cryptocurrencies and digital assets have grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. regulatory bodies such as the SEC, the Commodity Futures Trading Commission, or CFTC, Financial Crimes Enforcement Network, or FinCEN, and the Federal Bureau of Investigation, have begun to examine the nature of cryptocurrency and digital assets and the markets on which they are traded. The SEC believes that many cryptocurrencies and digital assets are “investment contracts”, a type of security under U.S. federal securities laws. The U.S. Supreme Court, in SEC v. W.J. Howey Co., determined that an “investment contract” exists when there is the investment of money in a common enterprise with a reasonable expectation of profits to be derived from the efforts of others. Whether a particular digital asset at the time of its offer or sale satisfies the Howey test depends on the specific facts and circumstances. In considering the facts and circumstances surrounding the offer and sale of ENG, the SEC determined that ENG was an investment contract and, thus, a security for purposes of U.S federal securities laws. However, the regulatory landscape may differ from country to country and we do not know if any other foreign jurisdiction will follow in such a determination regarding the status of ENG.

In addition, the CFTC has asserted the belief that bitcoin and other virtual currencies meet the definition of a commodity and that the CFTC has regulatory authority over futures and other derivatives based on virtual currencies, subject to facts and circumstances. Although the CFTC generally does not oversee “spot” or cash market exchanges and transactions involving virtual currencies that do not utilize margin, leverage, or financing, the CFTC does have anti-fraud and market manipulation regulatory oversight responsibilities for all spot commodities markets including virtual currencies.

Currently, New York is the only state that requires a license to operate a virtual currency business, but it is possible that other states may require licenses in the future. If additional states begin to regulate virtual currency businesses as New York has, or impose other regulatory restrictions, and take the position that we or other network participants are operating regulated virtual currency businesses, it could have a material adverse effect on our ability to operate in those states, or for holders of the tokens to engage in any activities related to the tokens in those states, which could affect the value of the ENG Tokens.

We may also be subject to a variety of other U.S. laws and regulations that involve matters central to our business. We have adopted policies and procedures designed to comply with the laws that apply to us as we understand them. The risk of our Company being found in violation of applicable U.S. laws and regulations is complicated by the fact that many potentially applicable laws and regulations are open to a variety of interpretations given the absence of formal interpretation by regulatory authorities or the courts.

Any action brought against us by a U.S. regulator or in a private action based on U.S. law could cause us to incur significant legal expenses and divert our management’s attention from the operation of the business. If our operations are found to be in violation of any laws and regulations, we may be subject to penalties associated with the violation, including civil and criminal penalties, damages and fines; we could be required to refund payments received by us; and we could be required to curtail or cease operations. Any of these consequences could seriously harm our business and financial results. In addition, existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase operating costs, require significant management time and attention, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

Foreign Considerations

We may also be subject to a variety of foreign laws and regulations that involve matters central to our business. These could include, for example, regulations related to user privacy such as the European Union’s General Data Protection Regulation, blockchain technology, potential broker-dealer or exchange activities, data protection, and intellectual property, among others. In certain cases, foreign laws may be more restrictive than those in the United States. Although we believe we are operating in compliance with the laws of jurisdictions in which we exist, foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. As a result, cryptocurrency networks, blockchain technologies face an uncertain regulatory landscape in many foreign jurisdictions, including but not limited to the European Union, China and Russia. Other foreign jurisdictions may also, in the near future, adopt laws, regulations or directives that affect ENG Tokens.

We have adopted policies and procedures designed to comply with the laws that apply to us as we understand them. However, the growth of our business and its expansion outside of the United States may increase the potential of violating foreign laws or our own internal policies and procedures. The risk of our Company being found in violation of applicable laws and regulations is further increased by the fact that many of them are open to a variety of interpretations given the absence of formal interpretation by regulatory authorities or the courts.

Any action brought against us by a foreign regulator or in a private action based on foreign law could cause us to incur significant legal expenses and divert our management’s attention from the operation of the business. If our operations are found to be in violation of any laws and regulations, we may be subject to penalties associated with the violation, including civil and criminal penalties, damages and fines; we could be required to refund payments received by us; and we could be required to curtail or cease operations. Any of these consequences could seriously harm our business and financial results. In addition, existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase operating costs, require significant management time and attention, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

Any applicable foreign laws, regulations or directives may also conflict with those of the United States. The effect of any future regulatory change is impossible to predict, but any change could be substantial and materially adverse to the adoption and value of the tokens and our operations (see also “Risk Factors—Risks Related to Government Regulation”).

Employees

As of May 31, 2021, we had two employees, both of which are employed on a full-time basis. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

Corporate Information

We were incorporated under the laws of the state of Delaware in August 2015 under the name Newton Security Labs, Inc. On June 15, 2016, we changed our name to Enigma MPC, Inc. Our registered address is 186 Museum Way, San Francisco, CA 94114, USA. Our website address is https://enigma.co/. Information contained on, or that can be accessed through, our website is not incorporated by reference into this prospectus, and you should not consider information on our website to be part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

Implications of Being an “Emerging Growth Company”

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to, and intend to, take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” such as not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act and not being required to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

Item 1A. Risk Factors

Investing in our securities is highly speculative and involves a high degree of risk. You should carefully consider the following factors and other information in this Annual Report and our other SEC filings before deciding to invest in our securities. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock and warrants may decline, and you could lose all or part of your investment.

Risks Related to our Business and Operations

The prices of blockchain assets are extremely volatile. Fluctuations in the price of Bitcoin, Ether and/or other blockchain assets could materially and adversely affect us or on the trading price of ENG Tokens.

The prices of blockchain assets such as Bitcoin, Ether and other cryptographic tokens and coins have historically been subject to dramatic fluctuations and are highly volatile. For example, during the current year ending December 31, 2021, Bitcoin and Ether have had trading prices as high as $29 million and $0.75 million or as low as $28 million and $0.73 million, respectively. As relatively new products and technologies, blockchain assets have only recently become accepted as a means of payment for goods and services and have recently trended toward becoming more actively traded financial assets, however acceptance and use of these assets, especially excluding Bitcoin and Ether, remains limited and far from mainstream. Conversely, a significant portion of demand for blockchain assets may be generated by speculators and investors seeking to profit from the short- or long-term holding of blockchain assets.

In addition, some blockchain industry participants have reported that a significant percentage of blockchain asset trading activity is artificial or non-economic in nature and may represent attempts to manipulate the price of certain blockchain assets. As a result, trading platforms or blockchain assets may seek to inflate demand for a specific blockchain asset, or blockchain assets generally, which could increase the volatility of that asset or blockchain asset trading prices generally.

The market price of these blockchain assets, as well as other blockchain assets that may be developed in the future, may continue to be highly volatile, which could have an adverse effect on the trading price of ENG Tokens, if a trading market should exist at such time. A lack of expansion, or a contraction of adoption and use of blockchain assets, may result in increased volatility or a reduction in the price of blockchain assets.

Several additional factors may influence the market price of blockchain assets, including, but not limited to:

●	global blockchain asset supply;

●	global blockchain asset demand;

●	changes in the software, software requirements or hardware requirements underlying the blockchain networks;

●	changes in the rights, obligations, incentives, or rewards for the various participants in blockchain networks;

●	the availability and cost of trading and transacting in blockchain assets, and whether such costs may become fixed or standardized;

●	expectations with respect to the rate of inflation;

●	currency exchange rates, including the rates at which blockchain assets may be exchanged for fiat currencies;

●	fiat currency withdrawal and deposit policies of blockchain asset trading platforms and liquidity on such platforms;

●	interruptions in service or other failures of major blockchain asset trading platforms;

●	investment and trading activities of cryptographic assets of large enterprises as well as their utilization of such assets;

●	monetary policies of governments, trade restrictions, currency devaluations and revaluations;

●	regulatory measures, if any, that affect the use of blockchain assets;

●	the maintenance and development of the open-source software utilized in blockchain networks;

●	global or regional political, economic or financial events and situations; or

●	expectations among blockchain network participants that the value of such blockchain assets will soon change.

The value of blockchain assets and fluctuations in the price of blockchain assets could materially and adversely affect the trading price of ENG Tokens, if a market should exist at that time.

In addition to potential adverse effect on the trading price of ENG Tokens, should a market then exist, that may be caused by the aforementioned factors, the value of ENG Tokens is materially adversely affected by the fact that we, nor, to the best of our knowledge, any other party is pursuing any business activities that utilize or could potentially add value to the ENG Tokens.

Security attacks against us could result in a loss of our blockchain assets, including ENG Tokens, theft of personal information of our users and partners or damage to our reputation and our brand, each of which could adversely affect the trading price of ENG Tokens, if a market should then exist, and our financial position. We could be required to incur significant expense to protect our systems and/or investigate any alleged attack.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern since the launch of blockchain networks. Since 2011, we believe that at least $1.7 billion has been publicly reported stolen from cryptocurrency exchanges and investors. Our security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of ours, or otherwise. Techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be designed to remain dormant until a predetermined event. Outside parties may also attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. Furthermore, we believe that, as our assets grow, we may become a more appealing target for security threats such as hackers and malware.

Our security measures may prove insufficient depending upon the attack or threat posed. We may be unable to anticipate these techniques or implement adequate preventative measures. As a result, an unauthorized party may obtain access to our private keys, and our or user data or blockchain assets. The theft of blockchain assets could have a material adverse effect on our financial position.

Any such breach or unauthorized access result in business interruptions from the disruption of our information technology systems, or negative publicity resulting in reputational damage with our shareholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. Furthermore, as a direct result such adverse effects, any such breach or unauthorized access could also result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in our supported networks that could potentially have an adverse effect on our business, while resulting in regulatory penalties or the imposition of burdensome obligations by regulators. In addition, any of these aforementioned activities could cause the trading price of ENG Tokens to decrease, if a trading market for ENG Tokens should then exist. In the event of a security breach, we may also be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect our business and financial positions.

Data collection in Europe and some U.S. states are governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

In addition, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. In the event that we are subject to or affected by privacy and data protection laws, including the CCPA, the EU’s General Data Protection Regulation, or GDPR, and other domestic or international privacy and data protection laws, we may expend significant resources to comply with such laws, and any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by its independent registered public accounting firm. To achieve compliance with Section 404 of SOX within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and counsel and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of SOX. In addition, we may be required to incur costs in improving its internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

As of February 28, 2021, the Company had an “ENG Token Liability” of $24.9 million. This liability, as discussed in Note 1B to the consolidated financial statements included elsewhere in this Annual Report raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of’ these uncertainties.

We may need to obtain additional funding in the 12 month-period commencing from the balance sheet date of our consolidated financial statements in order to continue to fund our operations, and we cannot provide any assurance that we will be successful in doing so. Our independent registered public accounting firm, Halperin Ilanit, CPA, has included an explanatory paragraph in their report that accompanies our audited consolidated financial statements as of and for the year ended February 28, 2021, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

Our Chief Executive Officer, Chief Technology Officer and President is also our sole director and owns over 93% of our issued and outstanding share capital, and, in addition, is the sole owner of our affiliate, Gamma. As a result of Mr. Zyskind’s control over both us and Gamma, a potential conflict of interest could arise between us and Gamma.

Mr. Zyskind is our sole director and controls over 93% of our issued and outstanding share capital while also holding a significant stake in our affiliate, Gamma. As a result of his control over both entities, the interests of Mr. Zyskind (and Gamma) may not be, at all times, the same as that of our Company, and he will have the ability to exert control over the affairs of the Company. Mr. Zyskind will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation.

We cannot guarantee that our relationship with Gamma does not create conflicts of interest.

The relationship of Mr. Zyskind to both us and Gamma, our affiliate, has created an environment for the existence of actual conflicts of interest between both him and Gamma and us. While Mr. Zyskind has a fiduciary duty to the Company, he also determines, among other things, the amount of compensation that he receives from us. The terms of Mr. Zyskind’s service with us and the agreements that we have entered into with Gamma may suggest that they have not been determined pursuant to arm’s-length negotiation. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information.

General global market and economic conditions may have an adverse impact on our operating performance, results of operations and/or cash flow and cause the trading price of ENG Tokens to decrease, should a trading market then exist.

We may be affected by general global economic and market conditions. Challenging economic conditions worldwide have from time to time, contributed, and may continue to contribute, to slowdowns in the information technology industry at large. Weakness in the economy could have a negative effect on our business, operations and financial condition. Additionally, in a down-cycle economic environment, we may experience the negative effects of a slowdown in usage of our supported networks and, as a result thereof, we or any other independent third-party working on our supported networks, including members of the Consortium, may delay or cancel the development and/or launch of anticipated future developments. For example, in December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of May 2021, has spread to over 200 countries, including the United States and Israel. The spread of COVID-19 from China to other countries resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. In response, many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. The economic effect of the pandemic and the restrictions imposed and actions enacted as a result thereof is still being assessed; however, during this time, and potentially for a period of time once the pandemic is over, companies may elect to cancel certain expenses not deemed to be mandatory. This could cause adoption of the Secret Network, and blockchain technology in general, to slow down as companies cut more “exploratory” expenses.

There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant, adverse impact on our business, financial condition and results of operations, and hence, our business outlook. Any such circumstances would then correspondingly negatively impact the functionality, liquidity, and trading price of ENG Tokens.

The application of distributed ledger technology is novel and untested and may contain inherent flaws or limitations.

Blockchain is an emerging technology that offers new capabilities which are not fully proven in use. There are limited examples of the application of blockchain technology. In most cases, software used by blockchain asset issuing entities will be in an early development stage and still unproven. Insufficient testing of infrastructure-level or application-level smart contract code, as well as the use of external code libraries, may cause the software to break or function incorrectly. Any error or unexpected functionality may result in a material adverse effect on our business.

The creation and operation of blockchain technology in new industries will be subject to potential technical, legal and regulatory constraints. There is no warranty that the process for receiving, use and ownership of blockchain assets will be uninterrupted or error-free and there is an inherent risk that the software, network, blockchain assets and related technologies and theories could contain undiscovered technical flaws or weaknesses, the cryptographic security measures that authenticate transactions and the distributed ledger could be compromised, and breakdowns could cause the partial or complete inability to use or loss of blockchain assets.

Moreover, advances in cryptography and/or technical advances, could present risks to our supported networks by undermining or vitiating the cryptographic consensus mechanism that underpins the blockchain protocols. Similarly, legislatures and regulatory agencies could prohibit the use of current and/or future cryptographic protocols, resulting in a significant loss of value or the termination of the ENG Tokens.

We could be subject to additional civil penalties or face criminal penalties and sanctions if we violate the terms of settlement with the SEC.

In connection with our ICO, we entered into the Settlement with the SEC. While we have already paid the penalties imposed by the order into which we entered pursuant to the Settlement, the order contains ongoing and continuing requirements that we refrain from violating the Securities Act. Any future violation of applicable securities laws by us could result in harsher sanctions and fines, which would have a material adverse effect on our ability to implement our business plans. The SEC Order requires, among other things, that we conduct the claims process in accordance with those requirements generally described elsewhere in this Annual Report. In addition to requiring us to provide regular written updates regarding the claims process and a final certification, SEC staff can make reasonable requests from us for further evidence of compliance, and we are required to retain all records and communications relating to the ICO and the claims process for at least one year subsequent to the delivery of the certification to the SEC. Such requests for further information, record-keeping requirements and managing the claims process generally could divert management’s attention from implementing its business plans and could require additional material expenditures by us to legal counsel or other advisors and service providers. A copy of the SEC Order can be found at https://www.sec.gov/litigation/admin/2020/33-10755.pdf.

Current and future litigation could adversely affect us.

We may be in the future, party to legal, arbitration and administrative investigations, inspections and proceedings arising in the ordinary course of our business or from extraordinary corporate, tax or regulatory events, involving or relating to our partners or users of our supported networks, as well as competition, government agencies, tax and environmental authorities, particularly with respect to civil, tax and labor claims. Our indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our indemnity rights, they could have a material adverse effect on our business, financial condition and results of operations. Further, even if we adequately address issues raised by an inspection conducted by an agency or successfully defend our case in an administrative proceeding or court action, we may have to set aside significant financial and management resources to settle issues raised by such proceedings or to those lawsuits or claims, which could adversely affect our business.

Risks Related to Government Regulation

The regulatory regime governing cryptocurrencies is still developing, and regulatory changes or actions may alter the nature of an investment in ENG Tokens or restrict the use of ENG Tokens in a manner that adversely affects holders and our business plans.

The regulation of cryptocurrencies and cryptocurrency exchanges are currently under-developed and likely to rapidly evolve and vary significantly among U.S. and non-U.S. jurisdictions, and are subject to significant uncertainty. As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal while others have allowed their use and trade. Various legislative and executive bodies in the United States, and other countries, are, or are considering, enacting laws, regulations, guidance, or other actions, which could adversely impact us and the value of ENG Tokens. Our failure to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including criminal and civil penalties and fines against us. The variation among applicable laws and regulations across multiple jurisdictions may result in materially different consequences to holders of ENG Tokens based upon their respective country of residence. New or changing laws and regulations or interpretations of existing laws and regulations (whether in the U.S. or elsewhere) could have material adverse consequences to you and us, including, but not limited to: the value of ENG Tokens, the liquidity and market price, if any market should ever exist, of ENG Tokens, and your ability to access marketplaces that trade ENG Tokens, if any should ever exist.

It may be illegal now, or in the future, to acquire, own, hold, sell or use ENG Tokens in one or more countries, and ownership of, holding or trading in any such blockchain assets may also be considered illegal and subject to sanction.

The regulation of blockchain assets remains uncertain or undefined in many jurisdictions. Although we have registered the ENG Tokens as securities, we do not know how other jurisdictions will treat ENG Tokens or whether ENG Tokens will be treated as securities under the laws and regulations of other jurisdictions. In addition, one or more foreign governmental authorities, such as those in China or Russia, may take regulatory action in the future that severely restricts the right to acquire, own, hold, sell or use blockchain assets or to exchange blockchain assets for fiat currency. Such an action may result in the restriction of ownership, holding or trading in the ENG Tokens.

Risks Related to Owning ENG Tokens

The ENG Tokens have a limited history and no actual utility and thus face significant uncertainties around their valuation.

The ENG Tokens have a limited performance history and when issued, were a relatively new investment format. Holders of ENG Tokens will have limited ability to compare them against other like instruments as our operation have steered away from any operational work that relates to the utilization of ENG Tokens. As of the beginning of 2020, we stopped providing support to the Enigma Protocol and the Enigma Network. Moreover, the Secret Network and the decentralized applications that may be developed for use on such blockchain are not intended to support the ENG Tokens, but rather, a different, unique cryptographic coin, known as SCRT.

ENG Tokens are subject to certain transfer restrictions.

Although we have registered ENG Tokens pursuant to the Exchange Act pursuant to our registration statement on Form 10, or the Registration Statement, ENG Tokens will continue to be subject to certain restrictions on their transfer, including restrictions imposed by the Securities Act or similar state securities laws. As such, you may not be able to transfer your ENG Tokens absent an applicable exemption from registration or unless we were to register the ENG Tokens pursuant to the Securities Act or other applicable state securities laws. Any restrictions on ENG Tokens, regardless of form, could have an adverse effect on the transferability of ENG Tokens, the value of ENG Tokens, the liquidity and market price of ENG Tokens, should a market then exist, and your ability to access marketplaces, if any, that trade ENG Tokens.

The prices of cryptocurrencies, such as ENG Tokens, are extremely volatile.

Fluctuations in the price of cryptocurrencies could subject ENG Tokens to significant price volatility, The price of cryptocurrencies, including ENG Tokens, is affected by many factors beyond our control including global supply and demand, the expected future price, inflation expectations, interest rates, currency exchange rates, fiat currency withdrawal and deposit policies at virtual token exchanges, interruptions in service or failures of such exchanges, investment and trading activities of large holders of cryptocurrencies, government monetary policies, regulatory measures that restrict the use of cryptocurrencies and global political, economic or financial events. In addition, a decrease in the price of one cryptocurrency may cause volatility in the entire cryptocurrency industry, including the ENG Tokens. For example, a security breach that affects investor or user confidence in Bitcoin may affect the industry as a whole and may also cause the price of ENG Tokens and cryptocurrencies to fluctuate dramatically.

The development and acceptance of transactions in cryptocurrencies are subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to buy and sell goods and services and complete transactions is part of a new and rapidly evolving industry, and the continued growth of this industry and the use of cryptocurrencies is subject to a high degree of uncertainty. The slowing or stopping of the development or acceptance of cryptocurrencies could have a material adverse effect on our plan of business, and we cannot assure you this will not occur. Factors that could affect the expansion or contraction of the use of cryptocurrencies and our related business plans, but are not limited to:

●	continued worldwide growth in the adoption and use of cryptocurrencies;

●	governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of cryptocurrency systems;

●	the maintenance and development of the open-source software protocol on which many cryptocurrencies are dependent;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	general economic conditions and the regulatory environment relating to cryptocurrencies; and

●	negative consumer sentiment and perception of cryptocurrencies in general.

We cannot predict with certainty any outcome regarding use of cryptocurrencies, and any of the above factors may have a material adverse effect on our business and the price of ENG Tokens.

ENG Tokens might be used for illegal or improper purposes, which could expose us to additional liability and may negatively impact the value of the ENG Tokens along with your ability to hold or trade ENG Tokens.

ENG Tokens may be susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving internet services, such as money laundering, terrorist financing, drug trafficking, other online misconduct. ENG Token holders may also encourage, promote, facilitate, or instruct others to engage in illegal activities or improper conduct. Occurrence of such activities may subject us to civil penalties and/or criminal liability, may adversely affect our reputation, business, and financial condition, and may negatively impact the value of the ENG Tokens along with your ability to hold or trade ENG Tokens.

Incorrect or fraudulent ENG Tokens transactions may be irreversible.

ENG Tokens transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, ENG Tokens and other cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of an ENG Token or other cryptocurrency or the theft of an ENG Token or other cryptocurrency generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, ENG Tokens could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events on a large enough scale could have a material adverse effect on our operations and the value of ENG Tokens.

ENG Tokens may be subject to loss, damage, theft or restriction on access, which could decrease the value of ENG Tokens.

A private key, or a combination of private keys, will be necessary to control the ENG Tokens stored in a digital wallet. Accordingly, any loss of the requisite private keys will result in loss of the ENG Tokens, and they likely would not be recoverable. Moreover, any third party that gains access to such private keys, including by gaining access to login credentials of a hosted wallet service, could steal the ENG Tokens. Any errors or malfunctions caused by or otherwise related to your digital wallet to receive and store ENG Tokens, including failure to properly maintain or secure such digital wallet, may also result in your complete loss of ENG Tokens. If you lose access to your ENG Tokens, you could suffer a complete loss and would have no rights to seek any recovery from us.

If part or all of the ENG Tokens are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be the responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim that we may make. Furthermore, we are not aware of any U.S. or foreign governmental, regulatory, investigative, or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrencies. Consequently, we may be unable to replace missing ENG Tokens or seek reimbursement for any erroneous transfer or theft of ENG Tokens. To the extent that we are unable to seek redress for such action, error or theft, such loss could decrease the value of ENG Tokens.

The ENG Tokens are subject to risks of uninsured losses.

Unlike bank accounts or accounts at some other financial institutions, ENG Tokens are uninsured unless you specifically obtain private insurance to insure them. Thus, in the event of loss or loss of utility value, there is no public insurer, such as the Federal Deposit Insurance Corporation, or private insurance arranged by us, to offer recourse to you.

Trading or holding ENG Tokens could expose you to various cyber security risks.

Trading platforms and third-party service providers may be vulnerable to hacking or other malicious activity. As with any computer code generally, flaws in cryptocurrency codes, such as ENG Tokens, may be exposed to such negative activities. Several errors and defects have been found previously, including those that disabled some functionality for users of cryptocurrency trading platforms and exposed such users’ personal information. Flaws in and exploitations of the source code allowing malicious actors to take or create money have previously occurred. While we have taken steps to protect ENG Tokens from hacks, we are not immune to changes that affect the entire blockchain ecosystem or industry. Such changes as being subject to a hacking event could adversely affect us in unpredictable ways, including adversely affecting the utility, acceptance and value of the ENG Tokens.

Holders of ENG Tokens do not have rights as our stockholders.

ENG Tokens are not capital stock, and do not currently provide holders with any type of (i) dividend rights or any other rights to profits or distributions from us; (ii) equity or debt conversion; (iii) sinking fund provisions; (iv) redemption provisions; (v) voting rights (vi) liquidation rights; or (vii) preemption rights, that are typically conferred upon the holders of capital stock.

In addition, holders of ENG Tokens will not receive a right to any repayment of principal or interest, any interest in our profits or losses, any rights to distributions from us, or any legal or contractual right to exercise control over our operations or continued development. See “Description of Registrant’s Securities to be Registered.”

We may not be subject to ongoing reporting requirements.

Subject to certain conditions, we may be eligible to terminate our registration of the ENG Tokens pursuant to Rule 12g-4 of the Exchange Act. If we become eligible to terminate the registration of ENG Tokens under the Exchange Act, and if we make this election in the future, we may choose to not file annual reports, periodic reports, current reports, financial statements and audited (or unaudited) financial statements. As a result, holders of the ENG Tokens would receive less information about our current status thereafter, which could adversely affect the ability to accurately gauge the value of ENG Tokens.

If securities or industry analysts do not publish research or reports about ENG Tokens or publish negative reports or recommendations about ENG Tokens, this may adversely impact the price and liquidity of ENG Tokens, should a market exist.

The trading market for ENG Tokens, if one should then exist, may depend, to some extent, on the research and reports that securities or industry analysts publish about Enigma or the ENG Tokens. We do not have any control over these analysts. If one or more of the analysts who may in the future cover us downgrade our tokens or change their opinion of our tokens, the trading price of ENG Tokens would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause price or trading volume of the ENG Token to decline.

The tax treatment of the ENG Tokens is uncertain and there may be adverse tax consequences for holders.

The tax characterization of the ENG Tokens is uncertain, and each purchaser must seek its own independent legal and tax advice with respect to the United States and non-U.S. tax treatment of an investment in the ENG Tokens. An investment in the ENG Tokens may result in adverse tax consequences to purchasers, including withholding taxes, income taxes and tax reporting requirements. We cannot and do not make any representations or assurances as to individual tax consequences, including the consequences of using ENG Tokens as transaction currency. If the ENG Tokens are characterized as a “virtual currency” for U.S. federal income tax purposes, then, under a notice issued by the U.S. Internal Revenue Service in 2014, the general rules applicable to property transactions would apply. In addition, an investor may be required to report gain or loss if it uses an ENG Token as a transaction currency. Finally, a person that receives ENG Tokens as compensation, or as an incentive, reward or grant will generally be subject to adverse tax consequences and reporting requirements.

There is a risk that banks and other financial institutions may refuse to process transactions for or maintain accounts for entities or individuals transacting in cryptocurrencies.

Although there has been a recent increase in the acceptance of Bitcoin by major U.S. financial institutions, banks and other financial institutions may refuse to provide banking or other financial services to cryptocurrency-related companies or companies that accept cryptocurrencies for reasons that include regulatory requirements or ambiguities and perceived compliance risks or costs. This previously caused some providers of cryptocurrency-related services to have difficulty finding financial institutions willing to provide accounts and services to them. Continuation of such difficulties in the future could decrease the viability and adoption of cryptocurrencies as a means of payment, harm public perception of cryptocurrencies, and/or could limit the viability and potential applications of cryptocurrencies. These events could materially and adversely affect us, our operations, and financial condition.

ENG Tokens may have very limited or no future use or value given that we are no longer maintaining or supporting the Enigma Protocol.

We are no longer maintaining or supporting the Enigma Protocol on which ENG Tokens were planned to be used. A new native cryptographic asset, the SCRT coin has been created by the Secret Network Community and is required to access and utilize the Secret Network. We have no control over the creation and use of SCRT coins. Further, we have no ability to require the use of ENG Tokens on the Secret Network or to assure that ENG Tokens can be used or will have any functionality on the Secret Network. ENG Tokens may be used on the Enigma Data Marketplace but we do not intend to provide any further support to the development and utility of either ENG Tokens or the Enigma Data Marketplace.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not hold any material physical properties.

Item 3. Legal Proceedings

Settlement

We previously reported the settlement we entered into, or the Settlement, between the Company and the SEC, in the Registration Statement. Pursuant to the terms of the Settlement, Potential ENG Token claimants are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. We are calculating the interest by using the yield of the 1-year U.S. Treasury note, which, as of April 25, 2021, was 0.06%. In accordance with the terms of the Settlement, we distributed, by electronic means, a notice and a claim form (also referred as the “claims form”), to the ENG Token claimants. The deadline for ENG Token claimants to submit claims has since passed and we are currently processing the claims and we are now processing the claims. We will make all payments we deem to be due and adequately substantiated to ENG Token purchasers who submitted the claims form by the required deadline. Any amounts to be refunded will be paid in U.S. dollars.

Specifically, pursuant to the terms of the Settlement, we have agreed to, among others, the following:

●	File the Registration Statement to register the ENG Tokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least until the later of (1) the Claim Form Deadline (as defined in the Settlement); (2) such time as we have filed all reports required for the fiscal year within which the Registration Statement became effective; and (3) such time as we are eligible to terminate our registration pursuant to Rule 12g-4 under the Exchange Act.

●	Distribute a claims form to any person or entity that purchased ENG Tokens before and including September 11, 2017, informing them of their potential claims under Section 12(a) of the Securities Act.

●	Pay the amount due under Section 12(a) of the Securities Act, if any, to each qualified person or entity that purchased ENG Tokens from us before and including September 11, 2017, and that submitted a written claim to our address by the Claim Form Deadline (as defined in the Settlement) using the claims form.

●	Beginning 30 days after the Claim Form Deadline (as defined in the Settlement), provide monthly reports to the SEC which shall include (a) identifying information about each claimant; (b) the amount of each claim; (c) the resolution of each claim, including the amount of each payment; (d) identification of all claims not paid and the reasons for all non-payment of claims; and (e) a list of all complaints received (if any) and the manner in which we addressed each such complaint.

●	Pay a civil monetary penalty of $500,000 to the SEC.

●	Submit to the SEC a final report of its handling of all claims received within seven months from the effective date of the Registration Statement.

We have sufficient capital to repay all valid claims in full.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. With the exception of the matters disclosed in this Annual Report, we are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our operations. Litigation, regardless of outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our common stock is not traded on any national exchange.

Holders

As of May 31, 2021, we had 3,195,652 shares of common stock outstanding, held by two record holders.

Dividends

To date, we have not paid any cash dividends. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors, and will depend on then-existing conditions, including our financial condition, capital requirements and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans as of February 28, 2021

Under the Enigma MPC, Inc. 2016 Stock Plan, or the 2016 Plan, options to purchase shares of our common stock and shares of our common stock, or the Awards, may be granted to our officers, outside directors, employees and consultants or the officers, directors, employees and consultants of our subsidiaries. Under the 2016 Plan, the number of shares that are subject to options to purchase shares of our common stock and the number of shares issued under the 2016 Plan may not exceed 776,503 shares of common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	-	$-	776,503
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	776,503

Unregistered Sales of Securities

During the year ended February 28, 2021, we did not sell any unregistered securities.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere herein and in our consolidated financial statements.

In addition to our consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Cautionary Noted Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a technology company focused on changing and improving the way that data is shared, aggregated and monetized through the use of privacy preserving computation technology. Our mission is to improve the adoption and usability of decentralized technologies, for the benefit of all. During the years 2017-2018, we developed the Enigma Network. Concurrently, and throughout 2019, we also developed the Enigma Protocol. All of these products were meant to support ENG Tokens. Since the beginning of 2020, we have been supporting the development of the Secret Network. In February 2020, together with the Secret Network Community, the Secret Network was launched and its Genesis Block was signed by the entire Secret Network Community. The Secret Network was developed and launched and shares a mission with the previously developed Enigma Protocol, a prior initiative undertaken by us to enable “secret” contracts on blockchain technology.

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

Comparison of the Year Ended February 28, 2021 to Year Ended February 28, 2020

Results of Operations

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Year Ended	Year Ended
	February 28,	February 29,
	2021	2020
	Thousands of USD
Revenue	$1,619	$512
Operating Expenses:
Research and Development	$8,425	$3,256
General Marketing and Administrative	1,884	3,185
Impairment of Digital Assets	(825)	(208)
Total Operating Expenses	$9,484	$6,233
Income (Loss) from Operations	(7,865)	(5,721)
Other Expenses	-	(500)
Realized Gain (Loss) on Sale of Digital Assets	10,878	1,589
Financial Income (Expenses), Net	(103)	97
Loss before Taxes on Income	2,910	(4,535)
Taxes on Income	(2,916)	(84)
Net Income (Loss) Attributable to Common Stockholders	$(6)	$(4,619)

Revenues

Revenues for the fiscal year ended February 28, 2021 were $1.6 million, representing an increase of $1.1 million, or 216%, compared to revenues of $0.5 million. The revenue for the year ended February 28, 2021 was due to grant of tokens to pay employees and consultants whereas the revenue for the year ended February 29, 2020 was based on recognizing all deferred revenue upon completion of our development of the Enigma Network.

Research and Development Costs

Research and development costs, net expenses for the fiscal year ended February 28, 2021 were $8.4 million, representing an increase of $5.1 million, or 159%, compared to research and development costs, net expenses of $3.3 million for the year ended February 29, 2020. The increase in research and development expenses is mainly attributed to an increase in salary and subcontractors’ fees paid to enhance our platform, including a payment in the amount of $6.8 million to Gamma, an affiliated entity, for accrued development costs.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended February 28, 2021 were $1.9 million representing a decrease of $1.3 million, or 41%, compared to general and administrative expenses of $3.2 million for the fiscal year ended February 29, 2020. The decrease in general and administrative expenses is attributed primarily to a reduction in salaries and other professional fees.

Other Expenses

For the fiscal year ended February 28, 2021 we did not have any other expenses.

Other expenses were approximately $0.5 million for the fiscal year ended February 29, 2020. The other expenses were recorded due to a provision allocated for the claims process and to pay a fine to the SEC in accordance with the terms of the Settlement.

Impairment of Digital Assets

We record our digital assets (digital tokens) on a cost basis and assess changes in value from time to time.

. For the fiscal year ended February 28, 2021 and 29, 2020, we reversed $0.8 million and $0.2 million, respectively, of the impairment due to the sale of the digital assets held impaired.

Financial Income (Loss), Net

Financial loss, net for the fiscal year ended February 28, 2021 was $103,000, representing an overall decrease of $200,000, or 200%, compared to the financial income, net of $97,000 for the fiscal year ended February 29, 2020.

The change from financial income to financial loss for the fiscal year ended February 28, 2021 is attributable to foreign exchange losses.

Net Income (loss)

Net Income for the year ended February 28, 2021 was $6,000 representing an overall increase of $4.6 million, compared to net loss of $4.6 million reported for the year ended February 29, 2020. The net income is due to the realized gain on sale of digital assets.

Taxes on Income

Tax expense for the year ended February 28, 2021 was $2.9 million representing an increase of $2.8 million, or 3,471%, compared to the tax expense of $84,000, for the fiscal year then ended February 29, 2020. The increase is due to the realized gain on sale of digital assets.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of ENG Tokens, raising a total of $42 million, net of transaction costs, and cash generated from sales of digital tokens. Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures.

As of February 28, 2021, our principal sources of liquidity were cash and cash equivalents of $19.7 million which were held for working capital purposes. Our digital assets include Ether and Bitcoin. Currently these two assets are highly liquid, and their market price is significantly higher than their book value. As of February 28, 2021, the market value of these assets was approximately $76 million

Our primary sources of liquidity are expected to be sales of digital assets including Ether and Bitcoin. We believe that this, combined with the $19.7 million of cash and cash equivalents, will be sufficient to cover the claims process and any operational expenses in the 12-month period following the end of our fiscal year ended February 28, 2021.

Pursuant to our current plan of operations for the next 12 months, we currently anticipate that we will require approximately $4.0 million for the NRE Agreement and other development costs and expenses while also requiring approximately $1.0 million for general and administrative expenses, including salary and professional services. In addition, we believe, based on our estimates, that we may need a sum of up to $24.9 million to pay valid claims that may become due pursuant to the claims process, should all eligible claimants file a claim.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended	Year Ended
	February 28,	February 29,
	2021	2020
Net cash from (used in) Operating Activities	$(5,760)	$(6,885)
Net cash provided by (used in) Investing Activities	15,878	2,933
Net cash used in Financing Activities	(897)	-

Operating Activities

The cash used in operating activities resulted primarily from expenses associated with our development of the Enigma Network, Enigma Protocol and support and funding of Secret Network and general and administrative expenses.

Net cash used in operating activities was $5.8 million for the year ended February 28, 2021 compared to net cash from operating activities of $6.9 million for the year ended February 29, 2020. The decrease in net cash used in operating activities of $1.1 million was attributable to an increase in non-cash realized gain on sale of digital assets of $10.9 million. While most expenses are cash related, this has been offset by an increase in current liabilities, affecting an overall decrease in cash.

Investing Activities

Net cash provided in investing activities of $15.9 million for the fiscal year ended February 28, 2021, comprised of proceeds from $15.6 million proceeds from sale of digital asset added by $0.045 million proceeds from sale of fixed assets.

Net cash provided in investing activities of $2.9 million for the fiscal year ended February 29, 2020, comprised of proceeds from $3.3 million proceeds from sale of digital asset less $0.4 million used to acquire additional fixed assets.

Financing Activities

Net cash used by financing activities of $897,000 million for the fiscal year ended February 28, 2021, comprised of proceeds from government loan program of $0.1 million less forfeiture settlement with a stockholder amounting to $1.0 million.

There was no financing activity for the fiscal year ended February 28, 2021 or the fiscal year ended February 29, 2020.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are the ENG Token Liability and going concern.

Current Outlook

We have financed our operations to date primarily through proceeds from sales of ENG Tokens.

As of February 28, 2021, our cash, cash equivalents and short-term deposits were $19.7 million in addition to the $7.2 million of digital assets that we hold. Subject to the effect of the ENG Token Liability, we expect that our existing cash, cash equivalents and digital assets will be sufficient to fund our current operations until at least the end of 2021. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	volatility in the crypto currency markets in the United States and globally;

●	the impact on our financial condition of our Settlement, and in particular, the effect of payouts to potential claimants entitled to receive a payment from us pursuant to our claims process required under the Settlement;

●	changes in consumer demand for, and acceptance of, our products and services;

●	changes in consumer trust for blockchain technology;

●	developments and changes in laws and regulations, including increased regulation of cryptocurrencies through legislative or regulatory action and revised rules and standards applied by the SEC and other regulators, whether in the U.S. or globally;

●	the potential impact of any changes in control of our Company or future acquisitions, mergers, dispositions, joint ventures or investments we may make;

●	disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment;

●	the occurrence of hostilities, political instability or catastrophic events; and

●	such other factors as discussed in the section entitled “Risk Factors” in Item 1.A of this Annual Report.

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

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of Halperin CPA, Financial Consulting & Management, our independent registered public accounting firm, are set forth on pages F-1 through F-23 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Guy Zyskind, the Company’s Chief Executive Officer (the principal executive officer and principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of February 28, 2021. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at February 28, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at February 28, 2021.

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information regarding our executive officers and the members of our Board of Directors as of the date of this Annual Report. All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our Board of Directors and serve at the discretion of our Board of Directors. Mr. Kisagun is also subject to an applicable employment agreement.

Name	Age	Position(s)
Guy Zyskind	35	Chief Executive Officer, Chief Technology Officer, President and Director
Can Kisagun	31	Chief Product Officer

Guy Zyskind, Chief Executive Officer, Chief Technology Officer, President and Director

Guy Zyskind co-founded our Company and has been our Chief Executive Officer and Chief Technology Officer since June 2016 and President, previously serving as a director. Before founding Enigma, Mr. Zyskind was an instructor at the Massachusetts Institute of Technology (MIT) while obtaining his M.S. Mr. Zyskind also authored some of the most cited papers (over 1,500+ of combined citations) in the blockchain space, focusing on privacy aspects. Prior to his time at MIT, Mr. Zyskind served as an executive officer, namely as Chief Technology Officer, at a number of technology startups, two of which he co-founded. Mr. Zyskind began his professional career at SAP in its Israel office in November 2009. Mr. Zyskind has an M.S. from MIT and a B.Sc. in electrical engineering and computer science from Tel Aviv University in Israel.

Mr. Zyskind devotes approximately 60% of his work-week to the operations of Gamma while devoting the remaining 40% of the time to Enigma.

Can Kisagun, Chief Product Officer

Can Kisagun co-founded our Company and has been our Chief Product Officer since July 2017. Before founding Enigma, Mr. Kisagun was the Chief Executive Officer of Eximchain, a company he co-founded that sought to provide blockchain solutions in the supply chain industry. In April 2014, Mr. Kisagun also founded another company and served as its Chief Executive Officer until February of the following year. Mr. Kisagun began his professional career as a business analyst at McKinsey & Company, where he served in that role from September 2011 until April 2014. Mr. Kisagun has an M.B.A. from the Sloan School of Management at MIT and a B.Sc. from Northwestern University.

Family Relationships

There are no family relationships among Guy Zyskind and Can Kisagun.

Code of Ethics

Since we have only two persons serving as executive officers and one director and a limited number of employees, and because we have minimal operations, we have not adopted a code of ethics for our principal executive officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC and comply with applicable governmental laws and regulations.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, except for the Form 3 report filed by each of Guy Zyskind and Can Kisagun on December 7, 2020, we believe that during fiscal year ended February 28, 2021, all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with.

Item 11. Executive Compensation

The following table summarizes compensation of our named executive officers, as of February 28, 2021 and February 29, 2020.

Summary Compensation Table

 (U.S. Dollars in Thousands)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards ($)	Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)		Total ($)
Guy Zyskind	2021	$		$	$	$			$891	(2)	$891
(Chief Executive Officer,	2020		$105	$	$	$			$153	(1)	$258
Chief Technology Officer, President and Director)

Can Kisagun	2021		$312	$	$	$			$22		$334
(Chief Product Officer)	2020		$400	$	$	$			$58		$458

(1)	Includes $152 thousand paid to our Chief Executive Officer during 2019 fiscal year by Gamma, our affiliate.
(2)	This amount reflects payments made to our Chief Executive Officer during 2020 fiscal year by Gamma, our affiliate.

Outstanding Equity Awards at February 28, 2021

As of February 28, 20210, there were no outstanding equity awards to any of our executive officers or our sole director.

Directors

We only have one director, Mr. Guy Zyskind, who is also our Chief Executive Officer, Chief Technology Officer and President. Mr. Zyskind is not compensated for his services to us as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common shares as of May 31, 2021 by:

●	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding common shares;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to common shares. Percentage of shares beneficially owned before this offering is based on 3,195,652 shares outstanding on May 31, 2021.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, based on information provided to us by such shareholders. Unless otherwise noted below, each beneficial owner’s address is: c/o Gamma Research and Development Ltd. 94 Yigal Alon Street, 6789139 Tel Aviv-Yafo, Israel.

	No. of Shares Beneficially Owned	Percentage Owned
Holders of more than 5% of our voting securities:
Alex Pentland	195,652	6.12%
Directors and executive officers:
Guy Zyskind	3,000,000	93.88%
Can Kisagun	-	-
All directors and executive officers as a group (2 persons)	3,000,000	93.88%

Item 13. Certain Relationships and Related Party Transactions

NRE Funding Agreement with Gamma

On September 1, 2020, we entered into the NRE Agreement with Gamma. The NRE Agreement provides that we will fund Gamma’s research and development expenses, dedicated capital expenditures, non-recurring engineering costs, and third-party costs, or Project Expenditures, targeted at developing the project described in the development plan attached to the NRE Agreement, or the Development Plan, during the period starting on January 1, 2020, and ending on June 30, 2022, or the Funding Period. The Development Plan concentrates on the development of the Secret Network infrastructure in four development phases. The total estimated amount of Project Expenditures which we will fund and remit to Gamma during the Funding Period is expected to be NIS 38,650,000 (approximately $11.3 million) which is paid in quarterly instalments, except for the first payment which includes an advance payment of two quarters. In addition to the general business interests that we have in supporting the development of the Secret Network, in consideration for funding provided to Gamma, we received from Gamma 10,000,000 SCRT.

In addition, during the period that commenced on the date of signing the NRE Agreement and ending on December 31, 2022, we shall be entitled to purchase from Gamma up to 15,000,000 SCRT at a purchase price equal to 80% of the fair market value (as disclosed in of the SCRT on the date of purchase).

Loan to Chief Product Officer

On September 6 and October 31, 2019 and on January 11, 2020, we provided a loan, or the Loan, in three installments, or, each, an Installment, for an aggregate Loan amount of $367,500, to Can Kisagun, our Chief Product Officer and a co-founder of the Company. Each Installment bore interest at a rate of 2.5% per annum and was scheduled to mature on the seven-year anniversary of the Installment. As of October 15, 2020, the entire amount has been repaid.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by Halperin CPA, Financial Consulting & Management, our independent registered public accounting firm, during the fiscal years ended February 28, 2021 and February 29, 2020 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	February 28, 2021	February 29, 2020
Audit Fees	$50,000	$50,000
Audited Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$50,000	$50,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Annual Report.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to our General Form for Registration of Securities on Form 10, as amended, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to our General Form for Registration of Securities on Form 10, as amended, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference).

4.1**	Description of Securities.

10.1	Indemnification Agreement between Enigma MPC, Inc. and Guy Zyskind (filed as Exhibit 10.1 to our General Form for Registration of Securities on Form 10, as amended, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference).

10.2	Employment Agreement between Enigma MPC, Inc. and Can Kisagun, as amended (filed as Exhibit 10.2 to our General Form for Registration of Securities on Form 10, as amended, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference).

10.3	Services Agreement between Enigma MPC, Inc. and Gamma Research and Development Ltd. (filed as Exhibit 10.3 to our General Form for Registration of Securities on Form 10, as amended, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference).

10.4	Enigma MPC, Inc. 2016 Stock Plan (filed as Exhibit 10.4 to our General Form for Registration of Securities on Form 10, as amended, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference).

10.5	Non-recurring Engineering Funding Agreement between Enigma MPC, Inc. and Gamma Research and Development Ltd. (filed as Exhibit 10.5 to our General Form for Registration of Securities on Form 10, as amended, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference).

21.1	List of Subsidiaries (filed as Exhibit 21.1 to our General Form for Registration of Securities on Form 10, as amended, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to rule 13a-14(a).

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	Form of Claims Form (filed as Exhibit 99.1 to our General Form for Registration of Securities on Form 10, as amended, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference).

99.2	ENG Token Purchase Form (filed as Exhibit 99.2 to our General Form for Registration of Securities on Form 10, as amended, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Definition Linkbase Document

*	Furnished herewith
**	Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2021	ENIGMA MPC, INC.

	By:	/s/ Guy Zyskind
		Name:	Guy Zyskind
		Title:	Chief Executive Officer, Chief Technology Officer, President and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

ENIGMA MPC, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enigma MPC, Inc. and its subsidiaries (the “Company”) as of February 28, 2021 and February 29, 2020 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years in the period ended February 28, 2021 and February 29, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020 and the results of its operations and its cash flows for each of the years in the period ended February 28, 2021 and February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the consolidated financial statements, as of February 28, 2021, the Company has “ENG Token Liability” of $24.9 million. These liabilities, as discussed in Note 1B to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1B to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of’ these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Halperin Ilanit

Certified Public Accountants (Isr.)

Tel Aviv, Israel

June 15, 2021

We have served as the Company’s auditor since 2020.

ENIGMA MPC, INC.
CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in Thousands except Share and per Share Data)

	Year Ended	Year Ended
	February 28,	February 29,
	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$19,671	$10,450
Restricted Cash	-	19
Digital Assets (Note4)	7,240	10,540
Loan to Related Party	-	368
Other Current Assets (Note 3)	1,219	2,969
Total Current Assets	28,130	24,346

Non-Current Assets:
Property and Equipment, net (Note 5)	3	73
Total Non-Current Assets	3	73

TOTAL ASSETS	28,133	24,419

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$6	$409
Other Accounts Liabilities (Note 6)	3,104	1,100
Due to Related Party (Note 10)	3,119	-
Provision for Claims (Note 1B)	24,858	24,858
Total Current Liabilities	31,087	26,367

STOCKHOLDERS’ STOCKHOLDERS’ DEFICIT:
Common Stock of $0.0001 par value per share;
10,000,000 shares authorized at February 28, 2021 and February 29, 2020;
3,195,652 and 3,714,085 shares issued and outstanding at February 28, 2021 and February 29, 2020, respectively.	*	*
Additional Paid-In Capital	(1,000)	-
Accumulated Deficit	(1,954)	(1,948)
Total Stockholders' Deficit	(2,954)	(1,948)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$28,133	$24,419

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA MPC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. Dollars in Thousands)

	Year Ended	Year Ended
	February 28,	February 29,
	2021	2020

Revenue	$1,619	$512
Operating Expenses:
Research and Development (Note 10)	$8,425	$3,256
General Marketing and Administrative	1,884	3,185
Impairment of Digital Assets	(825)	(208)
Total Operating Expenses	$9,484	$6,233
Loss from Operations	(7,865)	(5,721)
Other Expenses (Note 1B)	-	(500)
Realized Gain on Sale of Digital Assets	10,878	1,589
Financial Income (Expenses), Net	(103)	97
Income (Loss) Before Taxes on Income	2,910	(4,535)
Taxes on Income	(2,916)	(84)
Loss Attributable to Common Stockholders	$(6)	$(4,619)

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA MPC INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Accumulated	Treasury	Total Stockholders’
	Number	Amount	Deficit	Stocks	Deficit
Balance as of February 28, 2018	3,714,085	*	2,671	-	2,671
Net Loss	-	-	(4,619)	-	(4,619)
Balance as of February 29, 2020	3,714,085	*	(1,948)	-	(1,948)
Net Income	-	-	(6)	-	(6)
Treasury Stocks	(518,433)		-	(1,000)	(1,000)
Balance at February 28, 2021	3,195,652	*	(1,954)	(1,000)	(2,954)

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA MPC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in Thousands)

	Year Ended	Year Ended
	February 28, 2021	February 29, 2020
	In Thousands	In Thousands
Cash Flows from Operating Activities:
Net Loss	$(6)	$(4,619)
Depreciation	18	22
Gain from activity with Digital Assets	(94)	-
Impairment of Digital Assets	(825)	(208)
Realized Gain on Sale of Digital Assets	(10,878)	(1,589)

Realized Loss on Sale of Fixed Assets	7	-

Changes in Assets and Liabilities:
Prepaid Expenses and Other Current and Long-Term Assets	1,400	(1,235)
Due to Related Party	3,119	-
Trade Payables	(403)	(62)
Differed Tax Liability	1,315
Accrued Liabilities	587	806
Net Cash used in Operating Activities	(5,760)	(6,885)
Cash Flow from Investing Activities:
Proceeds from Sale of Digital Assets	15,544	3,302
(Providing) Redemption of Loan to a Related Party	295	(366)
Investing in Digital Assets	(25)	-
Proceeds from Withdrawal of Short-Term Deposit	19	-
Sale of Property, Plant & Equipment	45	(3)
Net Cash provided by Investing Activities	15,878	2,933
Cash Flow from Financing Activities:

Forfeiture Settlement with Stockholder	(1,000)
Government Loan Program	103	-
Net Cash provided by Financing Activities	(897)	-
Increase (Decrease) in Cash & Cash Equivalents	9,221	(3,952)
Cash & Cash Equivalents at the Beginning of the Period	10,450	14,402
Cash & Cash Equivalents at the End of the Period	$19,671	$10,450
Supplemental Disclosures of Non-Cash Operating Activities:

Receipt of Digital Assets in return of Loan to Related Party	73	-
Receipt of Digital Assets in return of Accounts Receivable	350	-
Supplemental Disclosures of Cash Flow Information:
Cash Received for Interest	$13	$30
Cash Paid for Income Taxes	$1	$29

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

A. General

Enigma MPC Inc., (“The Company” or “Enigma”) was incorporated in Delaware, United States, with the goal of changing and improving the way that data is shared, aggregated and monetized through the use of privacy preserving computation technologies. The Company’s business is to facilitate global adoption and usage of decentralized technologies.

In order to raise money to fund the development of the Catalyst and the Enigma Data Marketplace (Catalyst and Enigma Data Marketplace together – the “Enigma Network”), the Company sold digital tokens (“ENG Tokens”) in an initial coin offering (“ICO”) through its wholly owned subsidiary in the Cayman Islands, Enigma ENG International, (the “Cayman Subsidiary”), which was incorporated in 2017. From June to September 11, 2017, the Company sold approximately 75 million ENG Tokens in exchange for Bitcoin or Ether in two phases. In the first phase, $48 million ENG Tokens were sold pursuant to Simple Agreements for Future Tokens (“SAFT”) for aggregate proceeds of approximately $25 million. These ENG Tokens were sold at an approximate 10% discount relative to the ENG Tokens sold in the second phase. In the second phase, on September 11, 2017, the Company conducted a one-day crowd sale and sold 27 million ENG Tokens at a price of $0.60 per token, for aggregate proceeds of approximately $17 million. The total proceeds received from the ICO were approximately $42 million. The ENG Tokens were delivered to the purchasers in October 2017.

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

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of sale of the ENG Tokens which every purchaser accepted state, among others, that the ownership of ENG Tokens carries no rights, express or implied, other than the right to enable usage of and interact with the Enigma Network, if successfully completed and deployed. In particular, purchasers accept that ENG Tokens do not represent or confer any ownership right or stake, share or security or equivalent rights, or any right to receive future revenue shares, intellectual property rights or any other form of participation in or relating to the Enigma Network, and/or the Company and its corporate affiliates, other than rights relating to use of the Enigma Network, subject to limitations and conditions stated in the terms of sale.

The ENG Tokens do not pay interest and have no maturity date. The ENG Tokens confer only the right to usage with the Enigma Network and confer no other rights of any form with respect to the Company, including, but not limited to, any voting, distribution, redemption, liquidation, proprietary (including all forms of intellectual property), or other financial or legal rights.

Based on the above, the Company has determined that the issuance of ENG Tokens in the ICO represented an implied obligation to perform research and development services and therefore accounts for the proceeds received in the ICO in accordance with ASC 730-20, Research and Development Arrangements. Pursuant to ASC 730-20, all proceeds received from the ICO are recorded as deferred revenues. Due to the difficulty at the time of the ICO in estimating the timing and success of outcome of the development of the Enigma Network, all development cost is expensed as incurred.

Deferred revenues are recognized as income over the period of development in an amount equal to the operational expenditures incurred with no profit margin (net 0), until the completion of the development.

During the years 2017-2018, the company developed and completed Catalyst and the Enigma Data Marketplace (collectively, the “Enigma Network”). The development of the Enigma Network was completed and functioning as of February 28, 2019. Accordingly, the Company believes that it has completed all of its implied obligation to perform the research and development services. Therefore, there is currently no requirement to defer any revenue, and any remaining balance of the ENG Token liability subsequent to the Claims Form Deadline will be recorded as income immediately up to the estimated total claims as described in note 1B.

As of February 28, 2019, the Enigma Data Marketplace and Catalyst were live.

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

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. Settlement of U.S. Securities and Exchange Commission (“SEC”) Administrative Proceeding

In February 2020, the Company reached a settlement with the SEC (the “Settlement”) related to the issuance of the ENG Tokens in the ICO, as described A above. As part of the Settlement, the Company has agreed to administer a claims process available to those who purchased ENG Tokens from the Company before and up to September 11, 2017. Such purchasers who elect to participate and timely submit a completed claim form along with certain required supporting documentation will be permitted to tender their ENG Tokens to the Company in exchange for payment of the consideration paid for the ENG Tokens, plus interest thereon, less the amount of any income received thereon. If the purchaser of the ENG Tokens no longer owns the ENG Tokens that were purchased in the ICO, the purchaser is entitled to claim for any damages incurred. Pursuant to the terms of the Settlement, ENG holders that wish to participate in the claims process have until the earlier of three months from the date that the SEC’s Division of Corporation Finance notifies the Company that it has completed its review of the Company’s registration statement on Form 10 (the “Form 10) has been concluded or six months from the effective date of the Form 10 (the “Effective Date and the “Claims Form Deadline,” respectively. Payment by the Company of all substantiated claims is required within three months Claims Form Deadline (“Final Payment Date”).

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

Based on current cash and value of intangible assets, the Company may have a sufficient amount of cash or cash equivalents on hand, and all valid refund claims will be paid in full. If the Company does not have the sufficient amount of cash on hand or cash from the sale of cash equivalents to pay all valid refund claims, depending on the cash shortfall, the Company may seek other funding options.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections were reported globally. Many countries around the world, including in Israel, had significant governmental measures implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures resulted in work stoppages and other disruptions. The extent to which the coronavirus impacts our operations is very minimal. The pandemic has greatly affected the economy thus impacting people’s livelihood and sources of inflows considering the duration and severity of the outbreak. In particular, although multiple vaccines have been approved globally, the continued spread of the coronavirus globally, could have a material adverse impact on the Company’s operations and workforce, including its ability to raise additional capital, if sought out, which in turn could have a material adverse impact on the Company’s business, financial condition and results of operation.

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements includes the accounts of the company and its owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company is not involved with variable interest entities.

The Company fully owns in Enigma MPC Inc. (“Cayman subsidiary”) and Enigma Labs Ltd (“Cayman subsidiary”); accordingly, the Company consolidates these entities.

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

Foreign Currency

A substantial portion of the Company’s financing activities, including equity transactions and cash investments, are incurred in U.S. dollars. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the U.S. dollar.

A subsidiary’s functional currency is the currency of the primary economic environment in which the subsidiary operates; normally, that is the currency of the environment in which a subsidiary primarily generates and expends cash.

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In making the determination of the appropriate functional currency for a subsidiary, the Company considers cash flow indicators, local market indicators, financing indicators and the subsidiary’s relationship with both the parent company and other subsidiaries. For subsidiaries that are primarily a direct and integral component or extension of the parent entity’s operations, the U.S. dollar is the functional currency.

The Company has determined the functional currency of its foreign subsidiaries is the U.S. dollar. The foreign operation is considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of the foreign subsidiary are dependent on the economic environment of the U.S. dollar.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with Statement of the Accounting Standard Codification (“ACS”) No. 830 “Foreign Currency Matters” (“ASC No. 830”). All transaction gains and losses of the re- measured monetary balance sheet items are reflected in the statements of operations as financial income or expenses as appropriate.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments.

With respect to the Cash and Cash Equivalents, the concentration and minimization of credit risk is facilitated by maintaining cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation.

Receivables and Allowance for Doubtful Accounts

Receivables are recorded at the owed amount, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its receivables and adjusts credit limits based upon payment history and the customer’s current credit worthiness; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company is subject to concentration of credit risk with respect to their cash and cash equivalents, which the Company attempts to minimize by maintaining cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. The Company has no financial instruments with off-balance sheet risk of loss.

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables demonstrates the movement in the deferred revenue.

(In thousands of U.S. dollars).
Balance at February 28, 2018	$21,087
Service provide in exchange of Digital token (ENG Tokens)	1,210
Revenue Realized	(22,297)
Balance at February 29, 2019	-

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

The following tables demonstrates the movement in the deferred revenue.

Accrued Post-Employment Benefit

Under Israeli employment laws, employees of the Company are included under Section 14 of the Severance Compensation Act, 1963 (“Section 14”) for a portion of their salaries. According to Section 14, these employees are entitled to monthly payments made by the Company on their behalf with insurance companies.

Payments in accordance with Section 14 release the Company from any future severance payments with respect to those employees. The obligation to make the monthly deposits is expensed as incurred. In addition, the aforementioned deposits are not recorded as an asset in the consolidated balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments. Severance costs amounted to approximately $55 thousand and $0 thousand for the year ended February 29, 2020 and February 28, 2021, respectively.

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Liabilities

The Company accounts for its contingent liabilities in accordance with ASC No. 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. With the exception of the claims process as described in Note 1B as of February 28, 2021 and February 29 2020, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet. The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e., at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

The Company records its financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

The Company records its financial instruments classified as liabilities at their fair value at each subsequent measurement date. The changes in fair value of these financial instruments are recorded as other expense/income.

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, at the following annual rates:

Computers and Software	33%
Office Furniture and Equipment	7%

Impairment of Long-term Assets

The Company evaluates the recoverability of tangible and intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Comprehensive Loss

The Company has no components of comprehensive loss other than net loss. Thus, comprehensive loss is the same as net loss for the period presented.

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02—Leases, requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than 12 months. The standard is effective for public entities for fiscal years beginning after December 15, 2018 and for the Company for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Other Current Assets

	February 28,	February 29,
	2021	2020
	(In Thousands of U.S. Dollars)
Receivables for Sales of Digital Asset	843	1,193
Tax Authorities	376	430
Due from Employees	-	31
Prepaid Expenses	-	1,315
TOTAL	$1,219	$2,969

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Digital Assets

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

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Digital Assets during Fiscal 2020 and 2021 were as follows (In Thousands of U.S. Dollars):

	Ether	Bitcoin	ZEC	XLM	USDT	USDC	Others	XRP	Total
Balance at February 28, 2019	$6,211	$4,634	$366	$149	$-	$-		$686	$12,046
Receipt of Digital Assets	$337	$1,521	$-	$-	$-	$-		$-	$1,858
Sale of Digital Assets	$(835)	$(1,328)	$(418)	$(209)	$-	$-		$(782)	$(3,572)
Impairment			$52	$60	$-	$-		$96	$208
Balance at February 29, 2020	$5,713	$4,827	$-	$-	$-	$-		$-	$10,540
Receipt of Digital Assets	$40	$7	$-	$-	$189	$275	$30	$-	$541
Sale of Digital Assets	$(3,005)	$(1,631)	$-	$-	$-	$-	$(30)	$-	$(4,666)
Impairment	$687	$138	$-	$-	$-	$-		$-	$825
Balance at February 28, 2021	$3,435	$3,341	$-	$-	$189	$275	$-	$-	$7,240

Note 5 – Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following:

	February 28,	February 29,
	2021	2020
	(In Thousands of U.S. Dollars)
Cost:
Computers and Software	4	23
Office Furniture and Equipment	-	96
Less: Accumulated Depreciation	(1)	(46)
TOTAL	$3	$73

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Other Current Liabilities:

	February 28,	February 29,
	2021	2020
	(In Thousands of U.S. Dollars)
Accrued Expenses	53	1,084
Tax Due	1,580	-
Deferred Tax short term	1,315	-
Government Loan	103
Employee Payables	53	16
TOTAL	$3,104	$1,100

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Common Stock

Common Stock

On August 24, 2015, the Company approved its subscription agreements with its founding stockholders, according to which the Company issued 6,000,000 shares of Common Stock for no monetary consideration. During 2016, the Company repurchased 2,481,567 shares from one of its founders. In July 2020, as part of a confidential settlement and release agreement with a former shareholder of the Company, the shareholder forfeited 518,433 shares, and the Company agreed to pay $1 million and 3,000,000 SCRT tokens. Currently there are 3,195,652 shares issued and outstanding.

	February 28,	February 29,
	2021	2020
Shares, par value $0.0001 per share:
Common Stock Outstanding	3,195,652	3,714,085
Common Stock Authorized	10,000,000	10,000,000

Under the Company’s 2016 Stock Plan, the Company is authorized to issue 776,503 options to purchase shares of common stock. The awards may be granted to our officers, outside directors, employees and consultants or the officers, directors, employees and consultants of the subsidiaries. There are currently no outstanding options.

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Contingent Liabilities

Legal Proceedings

See Note 1B regarding the Settlement with SEC and Claims Process.

Note 9 - Income Taxes

The Company records income tax expense related to profits realized in the United States Cayman Island, and realized by its subsidiary in Israel. United States:

The Company’s tax accounts are based on enacted legislation in effect as of the year end in accordance with GAAP and do not include any potential effects of proposed legislation that has yet to be enacted. Such proposals can have a significant effect of taxes due in the future.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), a comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes, most of which are effective for tax years beginning after December 31, 2017, include several key tax provisions that might impact the Company, among others: (I) a permanent reduction to the statutory federal corporate income tax rate from 35% (top rate) to 21% (flat rate) effective for tax years beginning after December 31, 2017 (II) a new tax deduction in the amount of 37.5% of “foreign derived intangible income” that effectively reduces the federal corporate tax on certain qualified foreign derived sales/licenses/leases and service income in excess of a base amount to 13.125% (as compared to the regular corporate income tax rate of 21%);

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(III) stricter limitation on the tax deductibility of business interest expense; (IV) a shift of the U.S. (V) taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base); a one-time deemed repatriation tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate; (VI) a one-time transition tax imposed on untaxed foreign earnings of certain specified foreign corporations by deeming those earnings to be repatriated. Foreign earnings held in the form of cash and cash equivalents are taxed at 15.5%, and the remaining earnings are taxed at 8% and (VII) an expansion of the

U.S. controlled foreign corporation (“CFC”) anti-deferral treatment starting with the CFC’s first tax year beginning in 2018 intended to tax in the

U.S. as “global intangible low-taxed income” (“GILTI”).

The Company recorded loss from continuing operations, before taxes on income for the period indicated as follows (in thousands of U.S. dollars):

	February 28, 2021	February 29, 2020
Domestic	$(10,245)	$(6,624)
Foreign	13,155	2,089
Income (loss) before Income Taxes	$(2,910)	$(4,535)

	February 28, 2021	February 29, 2020
Current:
Federal	$1,600	$13
State	1	1
Foreign	-	70
	$1,601	84
Deferred:
Federal	1,315	-
State	-	-
Foreign	-	-
	$1,315	-
Income Tax Expense	$2,916	84

The effective income tax rate differed from the amount computed by applying the federal statutory rate to our loss before income taxes as follows:

	February 28, 2021	February 29, 2020
U.S. Federal Tax Provision at Statutory Rate	21.0%	21%
Section 951A GILTI	(11.5%)	-
Other Adjustments, mostly true up of beginning deferred tax liability*	89.7%	(18)%
Effective tax rate	100.2%	3%

*	The company did not think it would not have expenses to offset deferred revenues in the future and therefore did not analyze deferred taxes in the prior year and adjusted the opening balance in 2020.

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands of U.S. dollars):

	February 28, 2021	February 29, 2020
Deferred Tax Assets:
Federal Net Operating Loss Carryforwards	-	10,500
Total Deferred Tax Assets	-	10,500
Valuation Allowance	-	(10,500)
Initial Coin Offering Revenue Deferred for Tax	(1,315)	-
Net Deferred Tax Liability	(1,315)	-

As of February 29, 2021, the Company has provided a no valuation allowance in respect of the Company’s deferred tax assets resulting from tax loss carry forwards and other temporary differences. Realization of deferred tax assets is dependent upon future earnings, if any, the time and amount of which are uncertain.

Available Carry forward Tax Losses

As of February 29, 2021, the Company has no accumulated federal tax loss carry forward.

Utilization of the U.S. net operating losses above may be subject to substantial annual limitations due to the “change in ownership” provisions of Internal Revenue Code Section 382 and similar state provisions. For net operating losses that are subject to expiration, the annual limitation may result in the expiration of such net operating losses before utilization.

Uncertain Tax Positions

The Company has reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of February 28, 2021, and February 29, 2020, the Company has not recorded an uncertain tax position liability. All tax positions were determined by Management based on their judgement as required by GAAP ASC740.

The Company remains subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations is currently open for 2017 and 2018 for all tax jurisdictions.

Israel:

The Israeli corporate income tax rate was 23% in 2019 and 2020. Income not eligible for Preferred Enterprise benefits is taxed at the regular corporate tax rates as described above.

ENIGMA MPC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Related Party Transaction

During Fiscal 2019 the Company paid $105 to a major shareholder and Company’s Chief Executive Officer.

On September 12, 2019, the Company entered into a services agreement, or the Services Agreement, with a company owned by a major shareholder and Chief Executive Officer, Chief Technology Officer, President and Director, (“the service provider”) to provide research and development services to us for a total consideration of NIS 3,250 (approximately $922 thousands). The Services Agreement ended at the end of fiscal year of 2019.

Additionally, the Company entered into a Non-recurring Engineering, or NRE, Funding Agreement, or the NRE Agreement, pursuant to which the same service provider performs blockchain technology development work which is funded by the Company based on an NRE model. The NRE Agreement provides that we will fund the service provider’s research and development expenses, dedicated capital expenditures, non-recurring engineering costs, and third-party costs, or Project Expenditures, targeted at developing the project described in the development plan attached to the NRE Agreement, or the Development Plan, during the period starting on January 1, 2020, and ending on June 30, 2022, or the Funding Period. The Development Plan concentrates on the development of the Secret Network infrastructure in four development phases. The total estimated amount of Project Expenditures which we will fund and remit to Service Provider during the Funding Period is expected to be NIS 38,650 (approximately $11,300 thousands) which is paid in quarterly instalments, except for the first payment which includes an advance payment of two quarters. In addition to the general business interests that the Company have in supporting the development of the Secret Network, in consideration for funding provided to Gamma, we received from Gamma 10,000,000 SCRT Tokens. We recognized $686 thousands and 4,448 in Fiscal years 2019 and 2020 respectively based on the total consideration equally amortized over the 30-month period of the agreement. In 2021 we have completed a milestone and we recognized an additional $2,402.

In addition, during the period that commenced on the date of signing the NRE Agreement and ending on March 31, 2023, the Company shall be entitled to purchase from Gamma up to 15,000,000 SCRT Tokens at a purchase price equal to 80% of the fair market value (as disclosed in of the SCRT Tokens on the date of purchase.

Loan to Chief Product Officer

On September 6 and October 31, 2019 and on January 11, 2020, the Company provided a loan, or the Loan, in three instalments, or, each, an Instalment, for an aggregate Loan amount of $367,500, to the Chief Product Officer and a co-founder of the Company. Each Installment bore interest at a rate of 2.5% per annum and was scheduled to mature on the seven-year anniversary of the Installment. As of September 16, 2020, all principal was repaid to the Company, including all interests.