Form 10-Q
period 2021-05-31
Enigma MPC
filed 2021-07-21
CIK 1816114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,195,652 shares of common stock as of July 18, 2021.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our condensed consolidated financial statements included in this Quarterly Report Form 10-Q, or the Quarterly Report, are as follows:

ENIGMA MPC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in Thousands except share and per share data)

	February 28, 2021	May 31, 2021

ASSETS
Current Assets:
Cash and Cash Equivalents	$19,671	$30,992
Digital Assets (Note 5)	7,240	8,959
Other Current Assets (Note 4)	1,219	376
Total Current Assets	28,130	40,327

Non-Current Assets:
Property and Equipment, net (Note 3)	3	-
Total Non-Current Assets	3	-

TOTAL ASSETS	28,133	40,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$6	$10
Other Accounts Liabilities (Note 6)	3,104	4,574
Related Party	3,119	2,657
Provision for Claims (Note 1B)	24,858	24,858
Total Current Liabilities	31,087	32,099

STOCKHOLDERS’ STOCKHOLDERS’ EQUITY (DEFICIT):

Common Stock of $0.0001 par value per share; 10,000,000 shares authorized at February 28, 2019, May 31, 2021 and February 28, 2021; 3,714,085 and 3,195,652 shares issued and outstanding at February 28, 2021 and May 31, 2021 respectively.	*	*
Additional Paid In Capital	(1,000)	(1,000)
Accumulated Deficit	(1,954)	9,228
Total Stockholders’ Equity (Deficit)	(2,954)	8,228

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$28,133	$40,327

(*)	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENIGMA MPC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars in Thousands except share and per share data)

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2021	2020
Revenue	$2,109	$-
Operating Expenses:
Research and Development	$1,114	$1,047
General Marketing and Administrative	3,094	375
Impairment of Digital Assets	404	-
Total Operating Expenses	$4,612	$1,422
Income (Loss) from Operations	(2,503)	(1,422)
Realized Gain (Loss) on Sale of Digital Assets	15,098	216
Financial Income (Expenses), Net	16	(6)
Loss before Taxes on Income	12,611	(1,212)
Taxes on Income	(1,429)	(2)
Net Income (Loss) Attributable to Common Stockholders	$11,182	$(1,214)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENIGMA MPC INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(U.S. Dollars in Thousands except share and per share data)

	Common Stock		Accumulated	Treasury	Total Stockholders’ Equity
	Number	Amount	Deficit	Stocks	(Deficit)
Balance as of February 29, 2020	3,714,085	*	(1,948)		(1,948)
Net Income	-	-	(6)		(6)
Forfeiture of Stocks	(518,433)			(1,000)	(1,000)
Balance as of February 28, 2021	3,195,652	*	(1,954)	(1,000)	(2,954)
Net Loss / Net Income	-	-	11,182		11,182
Balance at May 31, 2021	3,195,652	*	9,228	(1,000)	8,228

(*)	Represents an amount lower than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENIGMA MPC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in Thousands)

	Three Months Ended	Three Months Ended
	May 31, 2021	May 31, 2020
	In Thousands	In Thousands
Cash Flows from Operating Activities:
Net Loss	$11,182	$(1,214)
Depreciation	3	3
Impairment of Digital Assets	404	-
Realized Gain on Sale of Digital Assets	(15,098)	(216)
Interest Accrued	-	-
Changes in Assets and Liabilities:
Prepaid Expenses and Other Current and Long-Term Assets	843	978

Due to Related Parties	(462)	-
Trade Payables	(12)	(22)
Accrued Liabilities	1,461	(571)
Net Cash used in Operating Activities	(1,679)	(1,042)

Cash Flow from Investing Activities:
Proceeds from Sale of Digital Assets	13,000	496
Redemption of Loan to a Related Party	-	12

Net Cash provided by Investing Activities	13,000	508

Cash Flow from Financing Activities:
Government Loan Program	-	103
Net Cash provided by Financing Activities	-	103
Increase (Decrease) in Cash & Cash Equivalents	11,321	(431)
Cash & Cash Equivalents at the Beginning of the Period	19,671	10,451
Cash & Cash Equivalents at the End of the Period	$30,992	$10,020
Supplemental Disclosures of Cash Flow Information:
Cash Received for Interest	1	$1
Cash Paid for Income Taxes	-	$-

Supplemental Disclosures of Non-Cash Operating Activities:
Exchange of Digital Assets	$4,949	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENIGMA MPC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

A.	General

Enigma MPC Inc., (the “Company” or “Enigma”) was incorporated in Delaware, USA with the goal of changing and improving the way data is shared, aggregated and monetized through the use of privacy preserving computation technologies. The Company’s business is to facilitate global adoption and usage of decentralized technologies.

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

B.	Settlement of U.S. Securities and Exchange Commission (“SEC”) Administrative Proceeding

In February 2020, the Company reached a settlement with the SEC (the “Settlement”) related to the issuance of the ENG Tokens in the ICO, as described above. As part of the Settlement, the Company has agreed to administer a claims process available to those who purchased ENG Tokens from the Company before and up to September 11, 2017. Such purchasers who elect to participate and timely submit completed claims form along with certain required supporting documentation will be permitted to tender their ENG Tokens to the Company in exchange for payment of the consideration paid for the ENG Tokens, plus interest thereon, less the amount of any income received thereon. If the purchaser of the ENG Tokens no longer owns the ENG Tokens that were purchased in the ICO, the purchaser is entitled to claim for any damages incurred. Pursuant to the terms of the Settlement, ENG holders that wish to participate in the claims process have until the earlier of three months from the date that the SEC’s Division of Corporation Finance notifies the Company that it has completed its review of the Company’s registration statement on Form 10 (the “Form 10) has been concluded or six months from the effective date of the Form 10 (the “Effective Date and the “Claims Form Deadline,” respectively). Payment by the Company of all substantiated claims is required within three months Claims Form Deadline (“Final Payment Date”).

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections have been reported globally. Many countries around the world, including in Israel, have significant governmental measures implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. Although we have not been materially impacted by coronavirus as of the end of the three months ended May 31, 2021, the extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally, could have a material adverse impact on our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which in turn could have a material adverse impact on our business, financial condition and results of operation.

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

Effective January 1, 2017, the Company changed its fiscal year end from December 31 to February 28. Therefore fiscal 2018 includes the period from March 1, 2018 to February 28, 2019 (“Fiscal 2018”) while fiscal 2019 includes the period from March 1, 2019 to February 29, 2020 (“Fiscal 2019”).

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

 Newly Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02—Leases, requiring the recognition of lease assets and liabilities on the balance sheet. The standard:

(a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c)causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than 12 months. The standard is effective for public entities for fiscal years beginning after December 15, 2018 and for the Company for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements.

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

Changes in Digital Assets during Fiscal 2020 and for three months ended May 31, 2021 were as follows:

	Ether		Bitcoin	ZEC	XLM	USDT	USDC	Other	XRP	Total
Balance at February 29, 2020		$5,713	$4,827	$-	$-	$-	$-	$-	$-	$10,540
Receipt of Digital Assets		$40	$7	$-	$-	$189	$275	$30	$-	$541
Sale of Digital Assets		$(3,005)	$(1,631)	$-	$-	$-	$-	$(30)	$-	$(4,666)
Expensed as Compensation for Services		$-	$-	$-	$-	$-	$-	$-	$-	$-
Impairment		$687	$138	$-	$-	$-	$-	$-	$-	$825
Balance at February 28, 2021		$3,435	$3,341	$-	$-	$189	$275	$-	$-	$7,240
Receipt of Digital Assets	$		$4,949	$-	$-	$-	$-	$-	$-	$4,949
Sale of Digital Assets		$(1,506)	$(1,320)	$-	$-	$-	$-	$-	$-	$(2,826)
Expensed as Compensation for Services		$-	$-	$-	$-	$-	$-	$-	$-	$-
Impairment		$821	(1,225)	$-	$-	$-	$-	$-	$-	$(404)
Balance at May 31, 2021		$2,750	$5,745	$-	$-	$189	$275	$-	$-	$8,959

Note 4 - Related Party Transactions

During the three months ended May 31, 2021 and May 31, 2020, the company an amount of $1.1 million  Gamma Research and Development Ltd.   related transactions .

On September 12, 2019, the Company entered into a services agreement, or the Services Agreement, with a company owned by a major shareholder and Chief Executive Officer, Chief Technology Officer, President and Director, (“the service provider”) to provide research and development services to us for a total consideration of NIS 3,250 thousand (approximately $922 thousand). The Services Agreement ended at the end of fiscal year of 2019.

Additionally, the Company entered into a Non-recurring Engineering, or NRE, Funding Agreement, or the NRE Agreement, pursuant to which the same service provider performs block chain technology development work which is funded by the Company based on an NRE model. The NRE Agreement provides that we will fund the services provider’s research and development expenses, dedicated capital expenditures, non-recurring engineering costs, and third-party costs, or Project Expenditures, targeted at developing the project described in the development plan attached to the NRE Agreement, or the Development Plan, during the period starting on January 1, 2020, and ending on June 30, 2022, or the Funding Period. The Development Plan concentrates on the development of the Secret Network infrastructure in four development phases. The total estimated amount of Project Expenditures which we will fund and remit to Service Provider during the Funding Period is expected to be NIS 38,650 (approximately $11,300 thousand) which is paid in quarterly instalments, except for the first payment which includes an advance payment of two quarters. In addition to the general business interests that the Company have in supporting the development of the Secret Network, in consideration for funding provided to Gamma, the Company received from Gamma 10,000,000 SCRT Tokens. The Company recognized $1,026 thousand and $1,083 thousand in the three months that ended May 31, 2021 and 2020, respectively.

In addition, during the period that commenced on the date of signing the NRE Agreement and ending on March 31, 2023, the Company shall be entitled to purchase from Gamma up to 15,000,000 SCRT Tokens at a purchase price equal to 80% of the fair market value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Comparison of Three Months Ended May 31, 2021 and May 31, 2020.

Results of Operations

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2021	2020
Revenue	$2,109	$-
Operating Expenses:
Research and Development	$1,114	$1,047
General Marketing and Administrative	3,094	375
Impairment of Digital Assets	404	-
Total Operating Expenses	$4,612	$1,422
Income (Loss) from Operations	(2,503)	(1,422)
Other Expenses (Note 1B)	-	-
Realized Gain (Loss) on Sale of Digital Assets	15,098	216
Financial Income (Expenses) , Net	16	(6)
Loss before Taxes on Income	12,611	(1,212)
Taxes on Income	(1,429)	(2)
Net Income (Loss) Attributable to Common Stockholders	$11,182	$(1,214)

Revenues

The revenue for the three months ended May 31, 2021 was $2.1 due to grant of tokens to pay employees and consultants, we did not have any revenue in the for the three months ended May 31, 2021.

Research and Development Costs

For the three months ended May 31, 2021, research and development costs were $1.1 million, representing an increase of $0.1 million, or 6%, compared to the research and development costs, net expenses of $1.0 million in the three months ended May 31, 2020. Research and development costs is attributed primarily to an expenses related to the engagement of Gamma to perform research and development.

General and Administrative Expenses

For the three months ended May 31, 2021, general and administrative expenses were $3.1 million representing an increase of $2.7 million compared to the general and administrative expenses of $0.4 million for the three months ended May 31, 2020. The increase in general and administrative expenses is attributed primarily to an increase of professional fees and marketing expenses related to SCRT tokens.

Impairment of Digital Assets

We record our digital assets (digital tokens) on a cost basis and assess changes in value from time to time.

For the three months ended May 31, 2021, we recorded $0.4 million in impairment of digital assets. We did not record any impairment in the three months ended May 31, 2020.

Financial Income (Loss), Net

Financial Income, net for the three months ended May 31, 2021 was $16,000, representing an overall increase of $22,000, or 367% compared to the financial loss, net of $6,000 for the three months ended May 31, 2020. The change from financial income to financial loss for the fiscal year ended February 28, 2021 is attributable to foreign exchange losses.

Net Income (Loss)

 Net Income for the three months ended May 31, 2021 was $11.2 million, a change from net loss to net income in the amount of $12.4 million compared to net loss of $1.2 million for the three months ended May 31, 2020. The increase in net income is primarily attributable to gains realized on sales of Ether and Bitcoin Tokens

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of ENG Tokens, raising a total of $42 million in our ICO, net of transaction costs, and cash generated from sales of digital tokens. Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures.

As of May 31, 2021, our principal sources of liquidity were cash and cash equivalents of $31.0 million which were held for working capital purposes. Our digital assets include Ether and Bitcoin. Currently these two assets are highly liquid, and their market price is significantly higher than their book value. As of May 31, 2021, the book value of these assets was approximately $9.0 million.

Our primary sources of liquidity are expected to be sales of digital assets including Ether and Bitcoin. We believe that this, combined with the $31.0 million of cash and cash equivalents, will be sufficient to cover the claims process and any operational expenses in the 12-month period following the end of our fiscal quarter ended May 31, 2022.

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

The following table summarizes our cash flows for the three months ended May 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2021	2020
Net Cash from (used in) Operating Activities	$(1,679)	$(1,042)
Net Cash provided by Investing Activities	$13,000	$508
Net Cash provided by Financing Activities	$-	$103

Operating Activities

The cash used in operating activities resulted primarily from expenses associated with our development of the Enigma Network, Enigma Protocol and support and funding of Secret Network and general and administrative expenses.

Net cash used in operating activities was $1.7 million for the three months ended May 31, 2021, compared to net cash from operating activities of $1.0 million for the three months ended May 31, 2020, an increase in net cash used in operating activities of $0.7 million. The increase in net cash is due to decrease in working capital. While most expenses are cash related, this has been offset by a decrease in current liabilities, affecting an overall decrease in cash.

Investing Activities

Net cash provided in investing activities of $13.0 million for the three months ended May 31, 2021, is mainly related to liquidation of digital assets.

Net cash provided in investing activities of $0.5 million for the three months ended May 31, 2020, is mainly related to liquidation of digital assets.

Financing Activities

There is no net cash used in financing activities for the three months ended May 31, 2021. While net cash used by financing activities amounted to $103,000 for the three months ended May 31, 2020.

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

As of May 31, 2021, our cash, cash equivalents and short-term deposits were $31.0 million in addition to the $9.0 million of digital assets that we hold. Subject to the effect of the ENG Token Liability, we expect that our existing cash, cash equivalents and digital assets will be sufficient to fund our current operations until at least the end of 2021. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Guy Zyskind, the Company’s Chief Executive Officer (our principal executive officer and principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of May 31, 2021. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings.

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to rule 13a-14(a).
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended May 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Stockholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Furnished herewith

**	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enigma MPC, Inc.
Date: July 20, 2021
	By:	/s/ Guy Zyskind
Guy Zyskind
	Title:	Chief Executive Officer, Chief Technology Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)